Form 10-K405
period 1999-12-31
TULARIK INC
filed 2000-03-29
CIK 889057

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

    [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO             .

                         COMMISSION FILE NO. 000-28347

                               ----------------

                                 TULARIK INC.
                 (Exact Name of Registrant as In Its Charter)

           DELAWARE                                94-3148800
(State or Other Jurisdiction of                  (IRS Employer
Incorporation or Organization)               Identification Number)

                              Two Corporate Drive
                     South San Francisco, California 94080
                                (650) 825-7000
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               ----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK $.001 PAR VALUE
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the Common Stock listed on the Nasdaq Stock Market on March 17, 2000 was $1,309,405,170*

   The total number of shares outstanding of the Registrant's Common Stock was 45,427,190 as of February 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting are incorporated herein by reference into Part III of this Report.

   Certain Exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-30978), are incorporated herein by reference into
Part IV of this Report.

--------
* Based on a closing price of $46 5/8 per share. Excludes 17,343,433 shares of the Registrant's Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 17, 2000. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
 PART I

 Item 1.  Business......................................................    3
 Item 2.  Properties....................................................   37
 Item 3.  Legal Proceedings.............................................   37
 Item 4.  Submission of Matters to a Vote of Security Holders...........   37

 PART II

 Item 5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters...........................................   38
 Item 6.  Selected Consolidated Financial Data..........................   39
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   40
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   45
 Item 8.  Financial Statements and Supplementary Data...................   46
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   66

 PART III

 Item 10. Directors and Executive Officers of the Registrant............   65
 Item 11. Executive Compensation........................................   67
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   67
 Item 13. Certain Relationships and Related Transactions................   67

 PART IV

 Item 14. Exhibits, Financial Statement Schedules and Report on Form 8-
          K.............................................................   68

                                    Part I

Item 1. Business

Forward Looking Statements and Risk Factors

   This report on Form 10-K contains forward-looking statements concerning our operations, economic performance and financial condition. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, are included, for example, in the discussions about:

  . our strategy;

  . sufficiency of our cash resources;

  . revenues from existing and new collaborations;

  . product development;

  . our research and development and other expenses; and

  . our operational and legal risks.

   These statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied in those statements. Factors that could cause these differences include, but are not limited to, those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Overview

   Tularik Inc. ("Tularik" or the "Company") engages in the discovery and development of a broad range of novel and superior orally available drugs based on gene regulation. Building on our scientific strengths, we intend to become a world-class pharmaceutical company. Our research programs, all of which address attractive commercial markets, include cancer, cytomegalovirus, diabetes, obesity, inflammation, allergy/asthma, high blood cholesterol levels, known as hypercholesterolemia, bacterial diseases and a class of drug targets called orphan nuclear receptors because their exact function is unknown and they are located within the nucleus of the cell. We have diversified our drug discovery and development efforts not only across a large number of diseases, but also across multiple promising targets and drug candidates for these diseases.

Background

   Small Molecule Drugs. Because small molecule drugs are generally administered orally, they remain the preferred treatment for most diseases, and are particularly appropriate for the treatment of chronic diseases requiring the daily administration of medications over many years. Historically, the opportunity to commercialize small molecule drugs has been limited by the difficulty inherent in discovering safe and effective small molecule therapeutics.

   Molecular Biology Revolution. Groundbreaking advances in molecular biology in the late 1970s expanded the range of drug treatment options beyond small molecule drugs. Early biotechnology companies, such as Amgen and Genentech, capitalized on these scientific advances by utilizing the coding elements of genes to produce protein therapeutics. Unlike many small molecule drugs, protein therapeutics must be given by injection. Dr. David V. Goeddel, our Chief Executive Officer, was instrumental in the discovery and commercialization of numerous therapeutic proteins at Genentech, including human insulin, growth hormone and tissue plasminogen activator. These advances in molecular biology led to other protein, DNA and gene related approaches. More recently, chemistry-based drug development disciplines have been directed toward finding small molecule drugs that interact with specific molecular targets to achieve a desired therapeutic effect.

   Gene Expression. The human body is composed of specialized cells that perform different functions and are organized into tissues and organs. All cells in the human body contain the same set of approximately 100,000 genes, referred to as the human genome. Approximately 10% of the total number of genes are activated, or expressed, in an individual human cell, and different subsets of genes are activated in distinct cell types. Most genes direct the production of specific proteins through a two-step decoding process, resulting in the production of approximately 10,000 different proteins in a typical cell. Proteins, such as hormones, enzymes and receptors, carry out critical biological functions. Gene activation is known as gene expression, and the selective activation of different subsets of genes in distinct cell types is referred to as differential gene expression. All functions of cells, tissues and organs are controlled by differential gene expression. As an example, cells in the pancreas known as beta cells make large amounts of the insulin protein, which is secreted and which circulates throughout the body, regulating glucose metabolism. The exclusive production of insulin by these cells reflects the fact that its encoding gene, the insulin gene, is expressed only in these specialized cells. In all other cells of the body, the insulin gene is not expressed. Differential gene expression results in the carefully controlled, or regulated, production of functional proteins, such as insulin.

   Regulation of Gene Expression. Central to the process of differential gene expression are the regulatory elements of genes that are responsible for determining when and where in the body a gene is expressed, or switched on. The regulatory elements of genes operate by interacting with a specialized category of proteins called transcription factors, which are responsible for turning the genes on and off. In addition, the activities of transcription factors are themselves controlled by a network of gene regulation pathways composed of proteins. Transcription factors and the other proteins in this network of gene regulation pathways represent potential targets for therapeutic intervention, or drug discovery targets, because of their potential to switch genes on and off. These protein targets reside inside the cell.

   The Role of Gene Regulation in Disease. When one or more steps in a normal cellular pathway is upset or blocked, disrupting the normal balance or function of essential proteins, disease may occur. This disruption can occur because of an intrinsic defect, a harmful environmental stimulus or a combination of both. Intrinsic defects arise from mutations in particular genes, which can either affect the level of gene expression or alter the protein that is produced. Inappropriate gene regulation, resulting in overexpression or underexpression of a protein or group of proteins, plays an important role in numerous diseases, including cardiovascular disease, inflammation and immune disorders and metabolic diseases such as obesity and diabetes. Furthermore, infectious agents, such as bacteria and viruses, rely on gene regulation to survive and proliferate in the human body.

   The Regulation of Genes with Small Molecule Drugs. Commencing in the 1970s, a pioneering group of academic scientists, including Drs. Steven L. McKnight and Robert Tjian, two of our founders, directed their research towards understanding the regulatory elements of genes in order to clarify the mechanisms responsible for turning genes on and off. The results of this research suggested an approach to discovering novel drugs that target these gene regulatory mechanisms that are within the cell, or intracellular. Protein therapeutics are inappropriate for these targets because they are not small molecules and therefore cannot penetrate the cell. By contrast, small molecules are ideally suited for stimulating or inhibiting the function of intracellular targets.

The Tularik Advantage

   We are a pioneer in the application of gene regulation biology to drug discovery. Our drug discovery platform is directed toward the discovery of gene regulating pathways and orally available drugs that act on these pathways. We believe that our understanding of gene regulation, the strength of our scientific and management team and the efficiencies captured through our integrated drug discovery and development platform place us in a leading position to discover, develop and commercialize novel, orally available drugs.

   Advantages of Gene Regulation Approach. Approaches to drug discovery that seek drug targets through the random sequencing of portions of the human genome generally do not lead to an understanding of the relevance of discovered genes as drug targets. Similarly, the identification of genes or proteins without an understanding of the pathways by which they operate may not permit identification of the optimal point of pharmaceutical intervention. In contrast, our approach based on gene regulation permits the identification of multiple targets within a pathway or subpathway that regulates genes and increases the likelihood that we will be able to identify the optimal target for effective therapeutic intervention. The potential to regulate the part of the pathway that causes a specific disease without impacting other parts of the same pathway that perform other functions may allow us to develop drugs that have fewer side effects than less specific drugs. Many intracellular targets associated with gene regulation pathways are well suited for small molecule, orally available drugs. In addition, we believe that understanding the mechanism of action of drug candidates that act by gene regulation may allow us to select clinical indications and design clinical trials that have more predictable results than has typically been the case. Finally, gene regulation is fundamental to the development or progression of most diseases and, therefore, may have broad applicability.

   Integrated Drug Discovery and Development Platform. We have developed a drug discovery and development infrastructure that we believe positions us to become a leading pharmaceutical company. Our drug discovery and development expertise includes molecular biology, biochemistry, structural biology, chemistry, pharmacology and human testing. Our management team has extensive drug discovery and development experience with large pharmaceutical companies. To complement our internal capabilities, we collaborate with world-renowned scientists and clinicians and with leading pharmaceutical companies. We believe that our integration of biology, chemistry and pharmacology enhances our ability to find novel gene regulating drugs and that our drug discovery and development efforts are highly efficient and productive. To date, we have:

  . identified numerous novel proteins that regulate the expression of disease-causing genes;

  . established more than 80 automated drug testing systems, known as high throughput screening assays, that mimic the diseases addressed by our programs;

  . conducted more than 15 million drug screens using a library of more than 500,000 distinct compounds and natural products;

  . identified 18 drug leads, ten of which are being optimized by chemists;

  . identified drug candidates in two of our programs that are undergoing pre-clinical testing consisting of animal studies designed to determine the feasibility of human testing;

  . identified two cancer drug candidates that are undergoing human testing designed to determine safety, known as phase 1 clinical trials; and

  . obtained a license for a cancer drug candidate that has completed phase 1 clinical trials and that we expect to enter human testing designed to determine efficacy, known as phase 2 clinical trials, during 2000.

   Clinical Candidates. We have commenced, or are preparing for, human testing of three cancer drug candidates: T138067, which we refer to as T67; T900607, which we refer to as T607; and T904064, formerly known as lometrexol and which we refer to as T64. T67 acts on the same protein targeted by the cancer drugs Taxol and vincristine. In contrast to these drugs, T67 retains its activity against tumor cells that are multiple drug resistant and is able to enter the brain. We have enrolled 42 patients in phase 1 trials of T67 to date. Pending successful completion of these trials, we will initiate phase 2 clinical trials of T67 in several tumor types. T607 is an analog of T67, has the same target and is similarly active against multiple drug resistant tumors. Animal studies indicate that T607 is distinct from T67 because T607 has a reduced ability to enter the brain, which may make it suitable for the treatment of different tumor types than T67. We recently commenced phase 1 clinical trials of T607. We recently licensed from Eli Lilly our most advanced drug candidate, T64. The utility of cancer drugs like T64 has been proven by methotrexate, a drug that has been used extensively in the treatment of several tumor types. We expect to commence phase 2 clinical trials of T64 in 2000.

   Attractive Commercial Opportunities. Our programs address cancer, cytomegalovirus, diabetes, obesity, inflammation, allergy/asthma, high blood cholesterol levels, known as hypercholesterolemia, bacterial diseases and a class of drug targets called orphan nuclear receptors because their exact function is unknown and they are located within the nucleus of the cell. These programs offer potential opportunities to develop drugs for many therapeutic indications. The significant unmet medical and quality-of-life needs for these diseases represent attractive commercial markets. We intend to commercialize drugs independently and through collaborations with pharmaceutical partners, and to date we have retained significant rights to independently market products resulting from most of our programs. The breadth of our current activities and the potential for the application of our platform to additional diseases reduces the risks associated with drug discovery, development and commercialization.

Our Strategy

   Our objective is to build a world-class pharmaceutical company that discovers, develops and commercializes novel and superior drugs that act by gene regulation. The key elements of our scientific and business strategy to achieve our objective are:

   Emphasize scientific excellence across our multidisciplinary drug discovery and development platform. We intend to build on the excellence in biology embodied in our target discovery, assay development and screening capabilities by continuing to integrate high quality efforts in structural biology, chemistry, pharmacology and pre-clinical and clinical development. We plan to add management and technical expertise at each stage of our growth. Important components of our strategy include entering into collaborations with leading academic scientists and pharmaceutical companies and internally developing and in-licensing state-of-the-art technologies as needed.

   Focus on diseases representing attractive market opportunities with significant unmet medical needs. Our drug discovery efforts generally target diseases that represent attractive commercial opportunities and that are underserved by available therapeutic alternatives. Shortcomings of currently available treatments may include limited efficacy, side effects or method of delivery. In particular, we believe that orally available drugs that treat disease with a high degree of specificity without these shortcomings will have strong commercial potential.

   Develop orally available small molecule drugs. Our drug discovery and development efforts focus on orally available small molecule drugs. The major advantage of small molecule therapeutics is the potential for oral administration. In addition, these drugs can be manufactured by conventional methods, resulting in lower manufacturing costs and higher margins than for other types of drugs, such as protein therapeutics.

   Increase likelihood of commercial success through diversification. To reduce the risks inherent in drug discovery and development and our reliance on any one of our programs, we have diversified our drug discovery and development efforts by pursuing a large number of diseases and multiple promising targets and drug candidates for these diseases. Where appropriate, we intend to pursue product candidates that act through mechanisms of action other than gene regulation.

   Sustain a pipeline of drug candidates and accelerate drug development. We expect our productive and efficient drug discovery and development platform, coupled with the breadth of our programs, to consistently yield a large number of drug candidates. We subject each product candidate to rigorous pre-clinical scrutiny and determine its mechanism of action before we enter clinical trials. This enables us to obtain the best drug candidate for each indication and to focus financial resources only on drug candidates that we believe are the most likely to become drugs. We may be able to accelerate approval and commercialization by developing a detailed understanding of our products' characteristics, which may enable us to select optimal clinical indications and design the most appropriate clinical trials. We intend to augment our internal discovery and development efforts by obtaining licenses to promising clinical candidates.

   Commercialize pharmaceuticals in selected markets. We intend to build a world-class pharmaceutical company with the objective of bringing to market novel and superior drugs that are proprietary to us. In North America, we intend to develop a focused sales force to market products to specialty physicians. We intend to seek corporate collaborations or joint ventures for drugs prescribed by general practice physicians or a large number of specialists. In addition, we also intend to continue to selectively collaborate with pharmaceutical and biotechnology companies to accelerate product commercialization in Asia and possibly Europe. Currently, three corporate partners fund significant portions of four of our programs. We have retained worldwide commercialization rights to our cancer, bacterial diseases, allergy/asthma and cytomegalovirus programs and North American commercialization rights in three of our externally funded programs.

Product Development

   Our drug discovery and development system is broadly applicable to a wide range of diseases. We have applied this system to diseases that represent attractive markets with significant patient populations that are underserved by current therapeutic products. Our pipeline includes three cancer drug candidates in clinical testing, pre-clinical drug candidates in two of our programs and 18 drug leads in various programs. The following table summarizes key information in our nine programs:

          Program                       Status(1)                   Key Achievements
----------------------------------------------------------------------------------------
  Cancer
   T67                    Phase 1 clinical trials               Discovered an agent that
                                                                binds to a clinically
                                                                proven cancer target and
                                                                inhibits growth of
                                                                multiple drug resistant
                                                                tumors in animals.

   T607                   Phase 1 clinical trials               Generated second-
                                                                generation analog of T67
                                                                that may have advantages
                                                                for treating particular
                                                                types of tumors.

   T64 (lometrexol)       Preparing for phase 2 clinical trials Licensed from Eli Lilly a drug candidate with
                                                                phase 1 clinical
                                                                responses in a range of
                                                                human tumors.
----------------------------------------------------------------------------------------
  Cytomegalovirus         Pre-clinical Development              Discovered compounds
                                                                that are orally active
                                                                in animal models of
                                                                human cytomegalovirus
                                                                infection and plan to
                                                                file an Investigational
                                                                New Drug application in
                                                                2000.
----------------------------------------------------------------------------------------
  Diabetes                Pre-clinical Development              Identified compounds
                                                                with activity in animal
                                                                models predictive of
                                                                anti-diabetic efficacy.
----------------------------------------------------------------------------------------
  Obesity                 Lead Optimization                     Discovered a series of
                                                                compounds that increase
                                                                the circulating level of
                                                                a protein that causes
                                                                weight loss in animals.
----------------------------------------------------------------------------------------
  Inflammation            Lead Optimization                     Elucidated key gene
                                                                regulation pathways and
                                                                discovered numerous
                                                                proteins involved in
                                                                inflammatory gene
                                                                regulation. Identified a
                                                                lead compound that
                                                                inhibits expression of
                                                                inflammatory response
                                                                genes in animal models.
----------------------------------------------------------------------------------------
  Allergy/Asthma          Lead Optimization                     Discovered and validated
                                                                a human transcription
                                                                factor as a target for
                                                                allergy/asthma and
                                                                identified a series of
                                                                compounds that inhibit
                                                                this human transcription
                                                                factor.
----------------------------------------------------------------------------------------
  Hypercholesterolemia    Lead Optimization                     Identified lead
                                                                compounds that lower
                                                                cholesterol in animals.
                                                                Discovered regulatory
                                                                pathways involved in
                                                                cholesterol metabolism.
----------------------------------------------------------------------------------------
  Bacterial Diseases      Lead Optimization                     Identified a series of
                                                                compounds that
                                                                demonstrate
                                                                antibacterial activity
                                                                and confirmed protein
                                                                target using genetic
                                                                techniques.
----------------------------------------------------------------------------------------
  Orphan Nuclear Receptor Lead Optimization                     Discovered two nuclear
                                                                receptors. Developed
                                                                novel biochemical
                                                                screening technology to
                                                                identify nuclear
                                                                receptor modulators.
                                                                Identified lead series
                                                                and initiated chemistry.

(1) "Lead Optimization"-- Ongoing chemistry effort to improve potency, toxicity, specificity and/or other properties of drug leads. Evaluation of drug leads in relevant models.
    "Pre-clinical Development"-- Pharmacology and toxicology testing in pre-clinical models to gather data necessary to comply with applicable regulatory protocols prior to submission of an Investigational New Drug application to the FDA.

 Cancer

   Cancer is a group of diseases characterized by uncontrolled growth and proliferation of abnormal cells. This growth ultimately invades vital organs and often results in death. The worldwide market for branded cancer drugs totaled approximately $7.8 billion in 1998 and is projected to grow at an 8.5% compound annual growth rate. Cancer is the second leading cause of death in the United States, exceeded only by cardiovascular disease. In 1999, it is estimated that 1.22 million people were diagnosed with cancer, and more than 550,000 patients died of cancer. The five-year survival rates for patients with metastatic cancers, or cancers that have spread from the primary tumor, are poor; for example: 13% for colorectal cancer, 12% for lung cancer and 21% for breast cancer. These poor survival rates reflect the limitations of current treatments and the fact that cancers develop resistance to currently available treatments. In addition, current treatments are often associated with severe side effects. As a result, there is a medical need for the development of more effective and less toxic treatments.

   We currently have three drug candidates in our cancer program.

   T67. Our scientists have discovered T67, a cancer compound that binds irreversibly to tubulin, the cellular building block of microtubules, which are essential to cell division. T67 disrupts microtubule function, causing the cell to die and potentially resulting in tumor shrinkage. Since cancer cells divide more rapidly than normal cells and microtubules are essential for cell division, cancer cells are more sensitive than normal cells to treatment with T67. This concept has been proven clinically by other tubulin-active agents such as Taxol and vincristine; however, over time, many tumors become resistant to these drugs.

   T67 causes tumor shrinkage in a variety of human tumors implanted into mice. T67 retains its activity against those tumors and cell lines that are multiple drug resistant. In contrast, these multiple drug resistant cells and tumors were resistant to Taxol and doxorubicin. T67 demonstrates enhanced activity when used in combination with cisplatin against the MX-1 mammary tumor implanted into mice. T67 is currently in phase 1 clinical trials. A total of four studies based on varying dosing regimens are either ongoing or planned at major medical centers in the United States. To date, we have enrolled 42 patients and have observed dose-limiting toxicities of myelosuppression and neuropathy. We expect to continue to enroll additional patients at lower dose levels with various dosing schedules. These doses are sufficient to induce anti-tumor activity in animals. We have also observed a partial response in a patient with liver cancer. We expect that data from the phase 1 clinical trials establishing a phase 2 infusion dose and schedule will be available in 2000. Assuming that a tolerable dose and schedule can be identified for repeat administration, we expect to initiate a number of phase 2 clinical trials to determine anti-tumor activity. In the event that T67 has sufficient activity in refractory tumor types for which no other treatment exists, T67 would be a potential candidate for accelerated approval by the FDA.

   T607. In February 2000, we commenced phase 1 clinical trials of T607, an analog of T67. This drug also binds irreversibly to tubulin. Animal studies indicate that T607 is different from T67 in that T607 may be given by rapid injection, or bolus, and it also has a reduced propensity to enter the brain. This may be a desirable feature for treatment of peripheral tumors. We intend to evaluate three different dosing schedules of T607 in phase 1 clinical trials conducted in Canada, the United Kingdom and the United States.

   T64 (formerly known as lometrexol). We have licensed from Eli Lilly a cancer drug candidate that we refer to as T64. T64 is an antifolate, a class of drugs that disrupt the synthesis of DNA and have been validated for use in the treatment of cancer. For example, methotrexate, which acts by a mechanism of action similar to that of T64, has been used extensively in the treatment of breast, bladder and head and neck cancers. Eli Lilly conducted phase 1 trials of T64 both with and without folic acid supplementation. Several deaths were observed in phase 1 trials of T64. However, patients treated with T64 who received oral supplementation with folic acid demonstrated greatly improved tolerance to the drug.

   During the course of phase 1 clinical trials, Eli Lilly observed a total of five partial responses and one complete response in different tumor types and in different centers. Partial responses were noted for patients with melanoma, breast cancer, soft tissue sarcoma, ovarian cancer and non-small cell lung cancer. Despite the fact that it is unusual to see complete responses in phase 1 clinical trials because patients enrolling in these trials tend to be heavily pre-treated and are typically at an advanced stage in the progression of their disease, Eli Lilly noted a complete response lasting more than 18 months in a patient with head and neck cancer.

   We anticipate that we will commence phase 2 clinical trials of T64 in 2000. We have not yet selected the five or six tumor types to be treated during phase 2 clinical trials, but we expect that the trials will include melanoma and soft tissue sarcoma patients. The primary endpoint of these studies will be efficacy, as assessed by response rate.

   Cancer Gene Discovery. We seek to discover cancer genes using a proprietary technique known as Representational Difference Analysis. Representational Difference Analysis works by sampling DNA from healthy and diseased cells from the same person, and rapidly comparing the samples to identify mutant cancer genes. Representational Difference Analysis does not require either prior hereditary clues or an extensive sample collection from high-risk families that have a history of disease. Prior to the time we obtained a license to this technology, Representational Difference Analysis was utilized to isolate two tumor suppressor genes, BRCA2 and PTEN.

 Cytomegalovirus

   Cytomegalovirus is a common virus that causes serious infection in patients with compromised or immature immune systems, particularly transplant recipients, AIDS patients and infants born to cytomegalovirus-infected mothers. In the bone marrow and solid organ transplant population, cytomegalovirus can cause life-threatening pneumonia. In the AIDS patient population, retinitis caused by cytomegalovirus is the primary cause of blindness. Cytomegalovirus infection in newborns can cause death or severe neurological damage, typically deafness. In 1997, the incidence of cytomegalovirus disease worldwide totaled approximately 31,000 patients, and worldwide revenues for cytomegalovirus drugs totaled approximately $143 million and are projected to grow at a 6.5% compound annual growth rate. Current therapy for cytomegalovirus disease is associated with significant toxicity and poor oral bioavailability. These features limit the utility of the current drugs in preventative therapy in patients at high risk, such as patients receiving bone marrow transplants, and for treatment of active infection in newborns.

   We have identified a class of potent and orally available cytomegalovirus compounds that interfere with the replication machinery of cytomegalovirus. We believe that this class of compounds is the first to target a specific cytomegalovirus-encoded enzyme that is necessary for initiating the synthesis of viral DNA. This class of compounds is efficacious against clinical cytomegalovirus taken from patients who have developed resistance to current therapies. Animal toxicity studies suggest that this class of compounds will be safer than current therapies. Because they can be taken orally, our cytomegalovirus drug candidates may also be practical for use in preventative settings, such as in transplant patients.

   We have commenced pre-clinical testing of T902611, our lead candidate in this area. We anticipate filing an Investigational New Drug application on this compound in 2000.

 Diabetes

   Diabetes mellitus is a chronic, progressively debilitating disease that affected approximately 124 million people worldwide in 1997. Type II diabetes represents 90% of the total population of people with diabetes, and its prevalence is increasing as a function of the aging population and the increasing population of obese people in the world. Worldwide sales for oral type II diabetes drugs in 1998 totaled approximately $3.0 billion and are expected to grow at a 35% compound annual growth rate. Type II diabetes usually develops after the age of 40 and is characterized by the body's inability to respond to insulin. Recently, a new class of drugs has been introduced that permit type II diabetics to make better use of the insulin produced by their bodies or taken by injection. Members of this class, including the drugs Actos and Avandia, have proven to be efficacious for the treatment of type II diabetes but have also been associated with undesirable side effects, such as weight gain. These side effects may limit the number of eligible patients and increase the costs associated with monitoring for adverse effects after initiation of treatment.

   Our scientists have implemented a biochemical assay that employs the same transcription factor that is targeted by Actos and Avandia. Our current efforts are focused on optimizing a lead series of potent and orally available agents identified in this assay that improve insulin sensitivity and lower blood glucose in animals. We believe that this series offers the potential for an anti-diabetes drug with an improved profile relative to existing agents. With our partner Japan Tobacco, we have commenced pre-clinical testing of several advanced candidates.

   We have collaborated with Japan Tobacco in obesity/diabetes research since September 1996.

 Obesity

   Body weight is determined and regulated by a variety of genetic and environmental factors. Weight change is influenced by eating behavior and by energy utilization as determined by exercise and metabolic rate. Obesity increases the risk of serious human diseases, including type II diabetes, coronary artery disease and hypertension. At least 70 million people in the United States are currently classified as obese. There is a large, unmet need for a treatment for obesity. Recently, two drugs have been approved for this disease, Xenical and Meridia, and no other drugs are approved specifically for obesity. During 1999, these products generated combined revenues of more than $500 million.

   We have a robust program that currently is focused upon three pathways involved in obesity. The first of these pathways involves the obese, or Ob, gene. The Ob gene encodes the protein leptin, is expressed exclusively in fat tissue and is regulated by diverse stimuli. When administered intravenously to obese mice, the leptin protein results in significant weight loss. Our scientists have established an assay that uses a genetically altered fat cell line that is sensitive to stimuli responsible for controlling the Ob gene, making it ideally suited for use in assays to identify compounds that will regulate the Ob gene. We have identified a series of compounds in this assay that increase leptin in the blood of laboratory animals. We have commenced additional studies of the mechanism by which these compounds regulate the Ob gene.

   The second pathway we are evaluating involves a family of proteins known to play a major role in determining metabolic rate. Studies have shown that there is correlation between metabolic rate and the ability to turn food calories into heat instead of storing food calories in fat cells. The ability to dissipate food calories as heat in turn relies on this family of proteins. This family of proteins is an important class of potential targets for the treatment of obesity. Our scientists have established a panel of biochemical and cell-based assays directed towards the identification of small molecule compounds that selectively modulate the activity of this family of proteins. We have commenced high throughput screening using these proprietary assays.

   A third area of obesity research focuses on pathways involved in preventing the creation of fat cells. In cell culture experiments using a compound we have identified, our scientists have demonstrated that inhibiting a transcription factor known as PPAR(gamma) prevents the formation of fat cells.

   We have collaborated with Knoll in obesity research since November 1998. We have collaborated with Japan Tobacco in obesity/diabetes research since September 1996.

 Inflammation

   Under normal circumstances, inflammation is an important defense response to injury and infection. An early step in the inflammatory response is the recruitment of white blood cells, or leukocytes, from the circulatory system to damaged or infected tissue. Excessive or prolonged accumulation of leukocytes can lead to inflammatory conditions, including asthma, inflammatory bowel disease, multiple sclerosis, psoriasis, rheumatoid arthritis and septic shock. In 1998, a total of approximately 28 million individuals in the United States suffered from these diseases. Worldwide sales of non-steroidal anti-inflammatory drugs totaled approximately $6.0 billion in 1998 and are expected to grow at a 4% compound annual growth rate. An estimated 400,000 individuals in the United States and Europe have Crohn's disease, a serious chronic inflammatory disease of the small and large intestine.

   Inflammatory messengers act by binding to specific cell surface receptors that, in turn, set off signaling events culminating in the expression of many inflammatory response genes. The crucial roles played by particular inflammatory messengers in several inflammatory disease states have been clearly demonstrated by studies utilizing antibodies and soluble receptors that neutralize the activities of particular inflammatory messengers. The efficacy demonstrated by Enbrel, a soluble inflammatory messenger receptor, has validated this concept for the treatment of rheumatoid arthritis. We believe that an orally available drug of comparable efficacy would represent formidable competition for drugs that must be injected, such as Enbrel.

   Several key inflammatory response genes are regulated by a single transcription factor, NF-kB. Our scientists have discovered numerous novel regulatory proteins in the gene regulation pathways leading from the receptors for particular inflammatory messengers and have elucidated their roles in NF-kB activation. On the basis of these landmark discoveries, our scientists are recognized as leaders in this field of research.

   Based upon this research, our scientists have determined that some of these regulatory proteins appear to be exclusively dedicated to NF-kB activation and the inflammatory response and therefore represent ideal drug discovery targets. We are employing several of these targets in high throughput screening assays, and a lead compound that inhibits one of the key components involved in NF-kB activation is currently undergoing optimization. We believe that our discoveries and the expertise we have developed in this disease area place us in a leading position to identify the next generation of important anti-inflammatory drugs.

   We have collaborated with Roche Bioscience in inflammation research since July 1997.

 Allergy/Asthma

   Many diseases result from defects in the immune system, including allergic rhinitis and asthma. Respiratory therapies including anti-asthmatic and allergy relief medications totaled approximately $11.2 billion in worldwide revenues in 1998 and are expected to grow at a 16% compound annual growth rate.

   Our scientists have discovered a human transcription factor, STAT6, that is a key protein involved in allergy/asthma. When overstimulated, this protein is instrumental in the development of allergy and asthma. Experiments in animals have demonstrated that disabling this protein is safe and blocks inappropriate immune responses. These results demonstrate that STAT6 is an excellent drug discovery target. Our goal is to discover drugs capable of selectively blocking STAT6 function.

   Toward this end, we developed cell-based assays for high throughput screening that enable the identification of compounds that interfere with functions controlled by STAT proteins. We have also developed biochemical assays for high throughput screening that permit the identification of compounds that will inhibit STAT protein activation. Finally, our scientists have identified short peptides, or protein fragments, that inhibit STAT function. These peptides have served as leads for a chemistry optimization program and have also enabled the synthesis of a drug candidate that completely inhibits STAT6 function in cells, validating the underlying basis of this approach. The structures of several proprietary STAT6 inhibitors bound to specific sites on the target protein have been determined by X-ray crystallography and are being utilized to guide our chemistry effort.

   We collaborated with Taisho in allergy/asthma research from April 1995 until March 2000.

 Hypercholesterolemia

   Cardiovascular disease is the leading cause of death in the developed world. The most clinically significant diseases, angina and myocardial infarction, are causally related to elevated levels of low-density lipoprotein, or

LDL, cholesterol in the blood stream. The risk of death begins to increase when LDL cholesterol levels rise above 126 mg/dl and progressively worsens with higher levels. A total of approximately 39 million people in the United States have LDL cholesterol levels above 168 mg/dl.

   To date, statins are the most successful drugs for lowering LDL cholesterol levels. Worldwide revenues for statins totaled approximately $9.6 billion in 1998 and are expected to grow at a 20% compound annual growth rate. Statins lower LDL cholesterol levels in the bloodstream by indirectly increasing the number of LDL receptors on the surface of cells. Despite the success of statins, there is a significant patient population, particularly those individuals having substantially elevated blood cholesterol levels, for which these drugs alone are insufficient to achieve the desired efficacy. We believe that a drug that either directly increases expression of LDL receptors or induces cholesterol clearance mechanisms may show improved efficacy relative to the current agents.

   Toward this end, we have established proprietary assays for high throughput screening that utilize liver cells to measure the compound-induced activity of the LDL receptor gene. Using this approach, we have identified compounds that lower serum cholesterol in animal models. This class of compounds is the focus of a chemistry optimization effort.

   Our scientists have also extended the understanding of the mechanism regulating an important enzyme that is responsible for the body's clearance of cholesterol. These scientists have discovered important transcription factors involved in the process. They have also identified a natural receptor for bile acids, which are the end products of cholesterol metabolism and suppress the expression of this enzyme. We have established proprietary biochemical assays for high throughput screening to detect inhibitors of this bile acid receptor and are presently evaluating the therapeutic potential of early leads derived from the screening effort.

   We have a research collaboration with Professors Michael Brown and Joseph Goldstein of the University of Texas Southwestern Medical School at Dallas, to develop a detailed understanding of the intracellular events controlling cholesterol metabolism. Professors Brown and Goldstein won a Nobel Prize for their work in this area. This collaboration is currently focused upon elucidating mechanisms involved in regulation of the transcription factors that have been shown by Brown and Goldstein to activate the LDL receptor gene. Efforts in this area have led to the establishment of a unique cell-based assay for high throughput screening to identify compounds that modulate a novel target discovered by Brown and Goldstein. Compounds that are active in this assay are expected to lead to increased expression of the LDL receptor gene. We have also established a biochemical assay to complement the ongoing cell-based screening efforts. We have been collaborating with Professors Brown and Goldstein since October 1992 and have the exclusive right to license the results of the Brown and Goldstein research in this area.

 Bacterial Diseases

   The extensive use of antibiotics during the past three decades has contributed significantly to the emergence of antibiotic-resistant strains of bacteria. Worldwide revenues for broad-spectrum penicillins totaled approximately $3.8 billion in 1998 and are expected to grow at a 4% compound annual growth rate. Despite the wide variety of classes of antibiotics currently available for clinical use, patients can die from an infection with any one of multiple drug resistant forms of bacteria, including Mycobacterium tuberculosis, Staphylococcus aureus or Enterococcus fecalis. With an estimated two million patients developing hospital-acquired infections in the United States each year and 90,000 deaths resulting from those infections, the need to overcome evolving bacterial resistance is the major driving force behind ongoing efforts to discover and develop chemical classes of antibacterial agents for clinical use.

   We have focused our efforts on a number of cellular processes essential for bacterial growth. RNA polymerase is a bacterial enzyme that is a proven antibacterial target, because the potent antibiotic rifampicin inhibits a subunit of this enzyme. The clinical utility of rifampicin, however, is diminished by the rapid emergence of drug resistance. We have identified a novel class of inhibitors of RNA polymerase that have antibacterial activity against rifampicin-resistant bacteria. The current focus of this program involves a lead candidate that is undergoing chemistry optimization.

 Orphan Nuclear Receptors

   Nuclear receptors are a family of transcription factors that play important roles in nearly all aspects of development and adult physiology and therefore have relevance to multiple disease indications. These receptors are activated by naturally occurring hormones known as ligands, and many have therefore been discovered to be targets for important orally available drugs, including Premarin for estrogen replacement, levothyroxine, or Synthroid, for hypothyroidism, tamoxifen for breast cancer, Pulmicort for asthma and Rezulin for type II diabetes. Worldwide revenues for these five drugs totaled an aggregate of more than $4 billion in 1998.

   Until the natural ligand corresponding to a nuclear receptor is identified, members of the nuclear receptor family are classified as orphan nuclear receptors. Of the nearly 50 nuclear receptors identified to date, approximately two-thirds are orphan nuclear receptors. Although the exact functions of these orphan nuclear receptors are not known, the fact that nuclear receptors are biologically important and are activated by small molecules makes this an attractive opportunity for discovery of important new medicines. As an example of the commercial potential of drugs that target orphan nuclear receptors, it has recently been discovered that the antidiabetic drug Rezulin targets the orphan nuclear receptor known as PPARg.

   Our scientists are using proprietary screens to enable the discovery of both stimulators and inhibitors for many orphan nuclear receptors and have discovered two novel human orphan nuclear receptors. We are applying multiple technologies, such as gene knock-out and X-ray crystallography, to both elucidate function and guide drug discovery in this area. We have initiated several assays for high throughput screening, and the leads are undergoing functional characterization in both cell-based assays and animal studies.

   We have collaborated with Japan Tobacco in orphan nuclear receptor research since September 1998.

Drug Discovery and Development

   We believe that our integrated drug discovery and development platform places us in a leading position to discover, develop and commercialize novel, orally available drugs. The following chart illustrates our drug discovery and development system:









                 [TULARIK DRUG DISCOVERY AND DEVELOPMENT CHART]

 Target Identification and Validation

   A key focus of our scientists is to establish a link between specific genes and diseases. Following the identification of such a link, we seek to identify and characterize important proteins and regulatory pathways responsible for the expression of these genes. Our ability to identify multiple targets within a gene regulatory pathway or subpathway that regulates genes increases the likelihood that we will be able to identify the optimal target for therapeutic intervention.

   Our scientists use a combination of biochemical, molecular biological and genetic approaches to discover novel regulatory proteins. Once a regulatory protein has been identified, we clone and express the gene that encodes that protein. Cloning the regulatory protein allows us to conduct target validation, which is the biological evaluation of the protein's specific function in the disease process. We evaluate the physiological function of potential drug targets we discover by manipulating their expression in cells, by mapping the pathways by which they interact with other regulatory proteins to regulate genes and by understanding the cell types in which they are expressed. This information can be critical to assessing the suitability of a gene regulatory protein as a target for pharmaceutical intervention.

   In our target discovery efforts, we also search publicly available genome databases, including data derived from the Human Genome Project. In the cancer area, we seek to discover novel cancer genes using Representational Difference Analysis. Some of these cancer genes may be targets for small molecule intervention.

   Where the target validation process indicates that a particular regulatory protein may not be the most appropriate molecular target for assay development, we use cellular and molecular biology studies to identify other proteins involved in the same biochemical pathway(s) that may be better molecular targets for drug discovery and therapeutic intervention. The target validation process also provides us with opportunities to discover additional components of the cellular pathway that may lead to identification of additional drug discovery targets.

 Primary Assays

   We use primary assays specific to each target or program to rapidly search our compound screening library for chemical structures that hold promise for further study, or hits. We design and implement two main types of primary assays, as described below.

   Biochemical Assays. Our scientists use the results of target identification efforts to craft specialized biochemical assays in which one or more target proteins are reconstituted in a system that closely mimics their native environment. At this stage, we adapt the assay to an automated format to allow for high throughput screening. Biochemical assays provide several advantages in the search for new drugs. In a biochemical assay, the components and mechanism of action of the drug candidates are already known. This precision minimizes inaccurate results and false-positive readings, thereby accelerating the discovery process. Additionally, the identification of lead compounds using biochemical assays bypasses the potential problems of false-negative readings associated with the ability of a compound to penetrate a cell or the intrinsic ability of cells to break down chemicals before they reach a target. Once hits are identified, these properties can be subsequently manipulated through chemistry. Since biochemical assays are usually highly amenable to high throughput screening, results can be obtained rapidly and reproduced consistently. We performed high throughput screening with approximately 35 biochemical assays in 1999.

   Cell-based Assays. High throughput screening using intact cell-based assays complements and extends our biochemical screening capabilities. A major advantage of cell-based assays over biochemical assays is that cell-based assays allow analysis of sample activity in an environment similar to the one in which a drug would act. In addition, the toxicity of the drug and its ability to penetrate into the cell can be assessed. In contrast to biochemical assays, where the target protein for a drug is known, cell-based assays offer an additional opportunity to discover drugs interacting with novel, previously unknown, target proteins. We performed high throughput screening with approximately ten cell-based assays during 1999.

 High Throughput Screening

   We have developed innovative hardware and software systems to automate the entire drug screening process, from the preparation of solutions of the test substances for screening to the analysis of the data generated from the assays. In our automated screening facility, we can annually generate more than eight million sample evaluations in our assays. Our automated systems can be configured to run a wide variety of assay formats. Our data management system stores the data for hundreds of thousands of samples, each tested in dozens of assays. This relationally integrated system manages sample inventories through a bar code system, configures plates for a wide variety of experiments and coordinates the screening of large numbers of plates across multiple assays. The data management system electronically recalls and presents data in formats that allow rapid recognition of active compounds or extracts. This gives each of our scientists the ability to analyze the results for a given assay within the context of the entire drug discovery database, including the results of all past screening assays.

 Screening Library

   Access to large libraries of highly diverse molecular structures is an important aspect of our drug discovery efforts. We currently have a library of over 500,000 synthetic compounds and natural product extracts. This library includes in excess of 300,000 individual synthetic compounds. The screening collection also includes combinatorial chemical libraries that contain in excess of 200,000 synthetic compounds incorporating desirable molecular features. Our library includes a natural product collection that currently numbers in excess of 118,000 independent samples derived from microbial, plant and marine sources. This library is supplemented with chemical libraries provided by our collaborators for specific programs.

 Secondary Assays

   Secondary assays are designed to eliminate those "hits" that lack potency or specificity, or have unwanted characteristics. If a compound survives the secondary assay screening process, it is then subjected to further testing and, ultimately, chemistry optimization. Generally, hits with promising results in animal models and desirable chemical characteristics become lead compounds.

 Lead Optimization

   Regardless of whether a lead compound is obtained from biochemical or cell-based assays, the pharmaceutical properties of that compound must be improved before clinical development. This is the process of lead optimization.

   Chemistry. We carry out traditional structure-activity relationship studies of potential lead compounds and conduct lead optimization utilizing chemistry techniques to synthesize new analogs of a lead compound with improved properties. Our natural products chemists handle the separation, isolation and structure elucidation of bioactive components derived from our natural product extracts. In addition, we have computational chemistry capabilities, including molecular modeling, to support lead optimization.

   We complement this activity with directed combinatorial chemistry, which enables the synthesis of thousands of chemical analogs of lead compounds quickly. We continue to expand our efforts in this area as we believe that the continued development of combinatorial chemistry technology will streamline the ability of our chemists to improve upon promising lead compounds and facilitate the expansion of our proprietary screening library.

   Structural Biology. Structural biology techniques aid in drug design and optimization by providing molecular "snapshots" that allow scientists to visualize the interactions between a drug or lead and its protein target. These interactions are analogous to the fit between a lock and a key. Nuclear magnetic resonance, spectroscopy and X-ray crystallography comprise the essential techniques of structural biology. We have established state of the art laboratories that allow us to readily utilize these powerful tools for lead optimization. Utilizing structural information, chemists can design and synthesize new analogs of lead compounds that are likely to have a better fit with the target protein, and hence have greater potency. We are applying structural biology broadly and have ongoing efforts in many of our drug discovery programs.

 Pharmacology and Pre-clinical Development

   We believe that the rapid characterization and optimization of lead compounds identified in high throughput screening will generate high-quality pre-clinical development candidates. Our pharmacology and pre-clinical development group facilitates lead optimization by characterizing lead compounds with respect to pharmacokinetics, potency, efficacy and selectivity. The generation of proof-of-principle data in animals and the establishment of standard pharmacological models with which to assess lead compounds represent integral components of lead optimization. As programs move through the lead optimization stage, our pharmacology and pre-clinical development group supports our chemists and biologists by performing the necessary studies, including toxicology, for Investigational New Drug application submissions.

 Clinical Development

   We have assembled a team of experts in drug development to design and implement clinical trials and to analyze the data derived from these studies. The clinical development group possesses expertise in project management.

 Research and Development Expenses

   Our research and development expenses were $42.9 million in 1999, $33.3 million in 1998 and $26.5 million in 1997.

Corporate Collaborations

   To assist in product commercialization and fund research and development activities, we have established and will continue to pursue corporate collaborations with selected pharmaceutical and biotechnology companies. We currently have corporate collaborations in five of our research programs:
Knoll relating to obesity; Japan Tobacco relating to orphan nuclear receptors; Roche Bioscience relating to inflammation; Japan Tobacco relating to obesity/diabetes. As of December 31, 1999, we had received a total of $124.0 million, including $111.0 million in research funding and $13.0 million from equity purchases, from these collaborators as well as under a prior alliance with Yamanouchi that was terminated by Yamanouchi in November 1996, a prior alliance with Merck that was terminated by Merck in March 1999, a prior alliance with Sumitomo that expired in January 2000 and a prior alliance with Taisho that was terminated in March 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" for additional details related to funding received to date and future funding payable under existing corporate collaboration agreements. In addition, we have a number of scientific collaborations with academic and medical institutions and biotechnology companies under which we have in-licensed technology. We intend to pursue further collaborations as appropriate.

   Our corporate collaboration agreements generally contain the following terms. Every corporate collaboration agreement, except the agreement with Knoll, provides that each party will retain ownership of all inventions and any related patents made solely by its employees during the course of the collaboration, except as limited by each party's license rights described below. In every corporate collaboration agreement, we have agreed not to conduct research in specified areas, independently or with any commercial third party, that is in the same field and in the same geographical territory as that covered by the corporate collaboration agreement.

   The table below summarizes the economic rights currently held by us and our corporate collaborators in each of our programs and additional details relating to specific corporate collaboration agreements.

                                                         Economic Rights Holder
                             Corporate     --------------------------------------------------
Program                     Collaborator    North America        Europe          Asia(1)
-------                   ---------------  ---------------  ---------------  ---------------
Cancer(2)                        --            Tularik          Tularik          Tularik

Cytomegalovirus                  --            Tularik          Tularik          Tularik

Diabetes (certain          Japan Tobacco     Profit split     Profit split     Profit split
 targets)

Obesity (certain           Japan Tobacco     Profit split     Profit split     Profit split
 targets)

Obesity (certain               Knoll            Knoll            Knoll         Profit split
 targets)                                     (Royalties       (Royalties      (with Japan
                                             shared with      shared with        Tobacco)
                                            Japan Tobacco)   Japan Tobacco)

Inflammation

 Inflammatory bowel            Roche           Tularik          Tularik          Tularik
  disease, skin diseases     Bioscience     (Royalties to    (Royalties to    (Royalties to
  and eye diseases                              Roche            Roche            Roche
                                             Bioscience)      Bioscience)      Bioscience)

 Other indications             Roche            Roche            Roche            Roche
                             Bioscience       Bioscience       Bioscience       Bioscience

Asthma/Allergy                   --            Tularik          Tularik          Tularik

Hypercholesterolemia             --            Tularik          Tularik        Sumitomo(3)

Bacterial Diseases               --            Tularik          Tularik          Tularik

Orphan Nuclear Receptors   Japan Tobacco     Profit split     Profit split     Profit split

--------
(1) Composition of Asian territory varies by agreement.
(2) We have agreed to pay Eli Lilly a royalty and to make milestone payments on sales of T64, as described Below.
(3) Option to license certain compounds.

 Knoll AG (Obesity)

   Effective November 1998, we established a five-year research collaboration with Knoll to discover, develop and market compounds that act on specified obesity-related targets. Under the collaboration agreement, Tularik has established assays for these obesity-related targets. Knoll and Tularik are each to provide compound libraries, conduct screening and provide expertise to support biology, pharmacology and chemistry for identified lead compounds.

   Once the parties select a compound for pre-clinical testing in the treatment or prevention of obesity, Knoll has the right to enter into a separate license agreement granting Knoll exclusive rights to develop, manufacture and sell the compound in countries other than in specified Asian countries for indications related to obesity. Any license would survive termination of the research portion of the collaboration, and require Knoll to pay to us milestones and royalties. Each party has defined rights to develop compounds identified during the course of performance of the research collaboration for indications and uses other than obesity, subject to the payment to the other party in particular circumstances of a royalty on product sales. The collaboration agreement grants us exclusive rights under collaboration technology and nonexclusive rights under specified Knoll technology to develop, manufacture and sell obesity products in specified Asian countries, subject to the payment of royalties to Knoll on sales of products if we obtain a license under applicable Knoll technology. Knoll has a right of first refusal to obtain Asian rights in the event that Japan Tobacco's rights terminate or expire. The rights retained in specified Asian countries are subject to the Japan Tobacco obesity/diabetes agreement.

   Knoll may terminate the collaboration agreement on the third or fourth anniversary of the effective date upon prior written notice. Either party may terminate the agreement at any time upon a material breach by the other party of its obligations under the agreement. When the research collaboration terminates, each party will retain rights to technology invented by it during the collaboration or contributed by it to the collaboration, subject to the rights and licenses described above. The parties would cross license to each other the right to commercialize products already identified in the program. Knoll is committed to pay Tularik up to $20.5 million in research payments, of which $6.5 million had been paid through December 31, 1999.

 Japan Tobacco (Orphan Nuclear Receptors)

   Effective September 1998, we established a five-year collaboration with Japan Tobacco to discover, develop and market compounds that act by regulating orphan nuclear receptors. We have developed assays and screened library compounds against a number of orphan nuclear receptors. Both parties will participate in chemistry and other pre-clinical activities for identified lead compounds.

   The collaboration is structured to provide for the equal sharing of expenses and profits on a worldwide basis. We retain exclusive marketing and sales rights in the United States and Canada. Japan Tobacco retains exclusive marketing and sales rights in Japan and Korea. Japan Tobacco and we jointly determine marketing strategy in other countries. Japan Tobacco will be required to provide funding for our research efforts and to make benchmark payments to us based on clinical progress.

   The research collaboration may be terminated by Japan Tobacco at the end of the third and fourth years of the five-year research collaboration, on prior written notice. Either party may elect to terminate its participation in the co-promotion of products upon prior written notice to the other party, in which case the other party may exclusively commercialize a product subject to the payment of a royalty to the party that elects not to participate in co-promotion. Either party may terminate the agreement at any time upon a material breach by the other party of its obligations under the agreement. Japan Tobacco is committed to pay Tularik up to $29.0 million in research payments related to the orphan nuclear receptor collaboration, of which $12.0 million had been paid through December 31, 1999.

 Roche Bioscience (Inflammation)

   We established a five-year research and development collaboration with Roche Bioscience in July 1997 to discover, develop and market anti-inflammatory gene regulating drugs.

   The agreement provides that we will establish assays for particular targets within these signaling pathways and conduct high throughout screening of compounds from the Roche Bioscience and Tularik libraries. Roche Bioscience provides expertise and funding to support molecular structure validation and chemistry. Roche Bioscience has exclusive, worldwide manufacturing and marketing rights to develop and commercialize identified compounds resulting from the research program for specified indications. Roche Bioscience is obligated to pay us benchmark payments based on clinical progress and royalties on sales of these compounds for the Roche Bioscience indications. We have exclusive, worldwide manufacturing and marketing rights to develop and commercialize other compounds resulting from the research program for other specified indications. We are obligated to pay Roche Bioscience royalties on sales of these compounds for indications we have retained. Our retained indications include inflammatory bowel disease, as well as eye and skin diseases. Tularik and Roche Bioscience are responsible for funding pre-clinical testing and clinical development of compounds for their respective indications.

   Roche Bioscience retains rights of first negotiation and of first refusal to develop and commercialize various types of compounds identified both within and outside the scope of the collaboration.

   Roche Bioscience may terminate the research collaboration at the end of the third year of the five-year research collaboration, on prior written notice, if the then current research plan does not provide opportunities for new products or if we have not discharged our obligations under the research collaboration. For a specified period at the conclusion of the collaboration, either party may commercialize compounds resulting from the research program for all indications, subject to the payment of royalties on sales of the compound. The first party to commence pre-clinical development of a compound receives exclusive commercialization rights to the compound and must pay the other party royalties on the compound and, in the case of compounds commercialized by Roche Bioscience, benchmark payments. After the specified period, the first party to commence pre-clinical development of a compound resulting from the research program receives exclusive commercialization rights to the compound and may commercialize the compound without paying royalties to the other party. Either party may terminate the agreement at any time upon a material breach by the other party or in connection with the other party's bankruptcy. Roche Bioscience is committed to pay Tularik up to $30.0 million in research payments, of which $17.5 million had been paid through December 31, 1999.

 Japan Tobacco (Obesity/Diabetes)

   We established a five-year collaboration with Japan Tobacco in September 1996 to research and develop products that regulate expression of genes implicated in obesity and diabetes. The collaboration was amended in September 1998 and currently addresses three gene regulatory pathways involved in obesity and diabetes. We have developed assays and screened library compounds against a number of obesity and diabetes targets. Both parties will participate in chemistry and other pre-clinical activities for identified lead compounds.

   The collaboration is structured to provide for the equal sharing of expenses and profits on a worldwide basis. We retain exclusive marketing and sales rights in the United States and Canada (with the exception of those obesity targets that have been committed to Knoll). Japan Tobacco retains exclusive marketing and sales rights in Japan and Korea. We will jointly determine with Japan Tobacco a sales and marketing strategy for those countries in which Knoll does not have rights to products that are active against specified targets. Japan Tobacco will be required to provide funding for our research efforts and to make benchmark payments to us based on clinical progress.

   The research collaboration may be terminated by Japan Tobacco at the end of the fourth year of the five-year research collaboration, on prior written notice. Either party may elect to terminate its participation in the co-promotion of products upon prior written notice to the other party, in which case the other party may exclusively commercialize a product subject to the payment of a royalty to the party that elects not to participate in co-promotion. Either party may terminate the agreement at any time upon a material breach by the other party of its obligations under the agreement. Japan Tobacco is committed to pay Tularik up to $18.5 million in research payments related to the obesity and diabetes collaboration, of which $14.0 million had been paid through December 31, 1999.

   Under the terms of a related stock purchase agreement, Japan Tobacco purchased 600,000 shares of Series F Preferred Stock, which were converted into the same number of shares of our common stock in connection with our initial public offering, at $10.00 per share in September 1996, for an aggregate purchase price of $6.0 million.

Other Agreements

 Eli Lilly (T64)

   Effective September 24, 1999, we executed a license agreement with Eli Lilly under which we obtained an exclusive, worldwide, royalty-bearing license to make, use and sell pharmaceutical products containing a compound that we refer to as T64 and was formerly known as lometrexol, and purchased related inventory. We would owe Eli Lilly milestones and royalties upon successful commercialization of T64. Eli Lilly filed an Investigational New Drug application for T64, a treatment for cancer, in August 1988, a Clinical Trial Exemption for the United Kingdom in June 1991 and subsequently conducted phase 1 trials of T64 in cancer patients in the United States and Europe. Under the agreement, Eli Lilly granted us a license under Eli Lilly's proprietary technology relating to T64 and also a sublicense under the exclusive license granted to Eli Lilly by Princeton University relating to T64. Eli Lilly has specified obligations under the agreement to maintain the license from Princeton. Eli Lilly has a right to match the material terms of any offer made by a third party for commercialization of T64 products.

   We may terminate the agreement with Eli Lilly upon written notice. Eli Lilly may terminate our license in specified major countries if we fail to use reasonable diligence to develop T64 products in these countries, and may terminate the agreement if we fail to use appropriate diligence to develop T64 products in a predetermined number of major countries. Each party has the right to terminate the agreement if the other party becomes insolvent or fails to cure a breach of the agreement. If Eli Lilly terminates the agreement, Eli Lilly obtains a nonexclusive, royalty-bearing, worldwide license to our technical improvements to T64.

 Cold Spring Harbor Laboratory (Representational Difference Analysis)

   Amplicon had been the exclusive licensee of the rights of Cold Spring Harbor Laboratory in Representational Difference Analysis, and we acquired these rights held by Amplicon when we acquired Amplicon. In connection with our acquisition of Amplicon, we established a research collaboration with Cold Spring Harbor Laboratory. As part of this collaboration, Dr. Michael Wigler of Cold Spring Harbor Laboratory supervises research using Representational Difference Analysis to search for tumor suppressor genes and DNA sequences that are amplified in cancer. In addition, we may elect to obtain licenses under inventions made under the research collaboration. Either party may terminate the research collaboration for breach. We may terminate the license agreement after October 2002. We intend to utilize the results of this research collaboration and new discoveries from Dr. Wigler's laboratory to develop proprietary high throughout screens for drug discovery.

 Merck & Co. (Viral Diseases)

   Effective December 1993, we established a five-year collaboration with Merck to discover and develop compounds for the prevention or treatment of specified viruses. This research collaboration ended in March 1999. Merck has exclusive, worldwide manufacturing and marketing rights to develop and commercialize products resulting from the human immunodeficiency virus, or HIV, program, subject to obligations to pay to us benchmark payments based on clinical progress and royalties on sales of HIV products. Merck has waived its option to assume responsibility for the development of our cytomegalovirus drug candidate.

   Under the terms of a related stock purchase agreement, Merck purchased 400,000 shares of Series D Preferred Stock, which were converted into the same number of shares of our common stock in connection with our initial public offering, at $5.00 per share in January 1994 for an aggregate purchase price of $2.0 million.

 Sumitomo Pharmaceuticals Co. (Hypercholesterolemia)

   Effective January 1995, we established a five-year research and development collaboration with Sumitomo to discover, develop and market compounds that act to upregulate the gene encoding the low density lipoprotein, or LDL, receptor and thereby lower serum LDL cholesterol. This research collaboration ended in January 2000.

   Sumitomo has the right to enter into a license agreement granting it exclusive rights to develop, manufacture and sell in specified Asian countries any compound selected for pre-clinical testing during the term of the collaboration or during a specified period after expiration or termination of the research program. Sumitomo must make benchmark payments to Tularik, and if it obtains a license, as described above, royalty payments based on sales of product in specified Asian countries. The collaboration agreement grants us exclusive rights to develop, manufacture and sell licensed products in the rest of the world, without payment obligation to Sumitomo. The license to Tularik and the license to Sumitomo each continue following expiration of the research portion of the collaboration. Any compound conceived during the research period and reduced to practice within a year of termination will revert to us if not licensed by Sumitomo within the specified period after the termination of the research collaboration. Sumitomo paid Tularik $15.0 million in research payments through December 31, 1999.

   Under the terms of a related stock purchase agreement, Sumitomo purchased 400,000 shares of our Series E Preferred Stock, which were converted into the same number of shares of our common stock in connection with our initial public offering, at $7.50 per share in February 1995 for an aggregate purchase price of $3.0 million.

 Taisho Pharmaceutical Co. (Allergy/Asthma)

   Effective April 1995, we established a five-year research and development collaboration with Taisho focused on therapeutic modulation of the human immune function. In January 1998, the parties extended the alliance for an additional year. This research collaboration was terminated by Taisho in March 2000. We have exclusive, worldwide, royalty-free rights to all products identified in the collaboration. Taisho had paid Tularik $15.0 million in research payments through December 31, 1999.

Patents and Proprietary Rights

   We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are an essential elements of our business. To date, 49 U.S. patents based on our discoveries have been issued or allowed. In addition, we have 53 patent applications pending in the United States and had filed several corresponding foreign patent applications. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek U.S. and international patent protection for the genes we discover, as well as therapeutic products and processes, drug screening methodologies, transgenic animals, diagnostics and other inventions based on these genes. Our commercial success will depend in part on obtaining this patent protection. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and characterize genes and that may be used to develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use technologies in our research and development processes.


   We have received letters from OSI Pharmaceuticals, Inc. indicating that OSI believes that Tularik is utilizing patented technology relating to a methodology for discovering transcription-based drugs and relating to the use of orally available compounds to modulate gene transcription. OSI has offered to license this technology to Tularik in exchange for milestones and a royalty of 0.75% on net sales of products covered by the claims of these patents. OSI has indicated that after March 31, 2000 the offered terms would become less favorable to Tularik, including a royalty rate of 1.0% We believe that we do not infringe any valid and enforceable claims of these patents and intend to vigorously defend any litigation commenced by OSI in connection with its claims. We cannot predict whether any litigation will be commenced, what claims OSI would assert or the outcome of any litigation.

Competition

   We face, and will continue to face, intense competition from organizations such as large pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Our major competitors include fully integrated pharmaceutical companies that have extensive drug discovery efforts and are developing novel small molecule pharmaceuticals. We face significant competition from organizations that are pursuing the same or similar technologies, including the discovery of targets that regulate genes, as the technologies used by us in our drug discovery efforts and from organizations that are pursuing pharmaceuticals that are competitive with our potential products.

   Many of these companies and institutions, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in:

  . developing products;

  . undertaking pre-clinical testing and clinical trials;

  . obtaining FDA and other regulatory approvals of products; and

  . manufacturing and marketing products.

   Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before us. If we commence commercial product sales, we will be competing against companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience.

   In addition, any product candidate that we successfully develop may compete with existing therapies that have long histories of safe and effective use. Competition may also arise from:

  . other drug development technologies and methods of preventing or reducing the incidence of disease;

  . new small molecules; or

  . other classes of therapeutic agents.

   Developments by others may render our product candidates or technologies obsolete or noncompetitive. We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions, and for licenses to proprietary technology. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective than ours.

   Our ability to compete successfully will depend, in part, on our ability to:

  . develop proprietary products;

  . develop and maintain products that reach the market first, are technologically superior to and/or are of lower cost than other products in the market;

  . attract and retain scientific and product development personnel;

  . obtain patent or other proprietary protection for our products and technologies;

  . obtain required regulatory approvals; and

  . manufacture, market and sell any products that we develop.

Government Regulation

   The manufacturing and marketing of our potential products and our ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any drug developed by us must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA under the federal Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. None of our product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes pre-clinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive pre-clinical and clinical data and supporting information to the FDA for each indication to establish a product candidate's safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations in humans, we must submit to, and receive approval from, the FDA of an Investigational New Drug application. We expect to rely on some of our collaborative partners to file Investigational New Drug applications and generally direct the regulatory approval process for some of our products.

   Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practices. Clinical testing must be conducted under FDA oversight. Before receiving FDA clearance to market a product, we must demonstrate that the product is safe and effective on the patient population that will be treated. If regulatory clearance of a product is granted, this clearance will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical studies. Marketing or promoting a drug for an unapproved indication is generally prohibited. Furthermore, clearance may entail ongoing requirements for post-marketing studies. Even if this regulatory clearance is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on this product or manufacturer, including costly recalls or withdrawal of the product from the market.

   The length of time necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or the costs of these trials to increase, include:

  . slow patient enrollment due to the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the study or other factors;

  . inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials;

  . delays in approvals from a study site's review board;

  . longer treatment time required to demonstrate effectiveness or determine the appropriate product dose;

  . lack of sufficient supplies of the product candidate;

  . adverse medical events or side effects in treated patients; and

  . lack of effectiveness of the product candidate being tested.

   Any drug is likely to produce some toxicities or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for sufficiently long periods of time. Unacceptable toxicities or side effects may occur at any dose level at any time in the course of studies in animals designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or clinical trials of our potential products. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our product candidates and could ultimately prevent their clearance by the FDA or foreign regulatory authorities for any or all targeted indications.

   Any of our contract manufacturers and we are also required to comply with the applicable FDA current good manufacturing practice regulations. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in commercial manufacturing of our products. Our contract manufacturers or we may not be able to comply with the applicable good manufacturing practice requirements and other FDA regulatory requirements. If our contract manufacturers or we fail to comply, our business, financial condition and results of operations may be materially adversely affected.

   Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community registration procedures are available to companies wishing to market a product in more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process involves all of the risks associated with FDA clearance discussed above.

Employees

   As of December 31, 1999, we had approximately 207 full-time employees, of whom 100 hold Ph.D. and/or M.D. degrees and 38 hold other advanced degrees. Of our total workforce as of December 31, 1999, 175 were engaged in research and development activities and 32 were engaged in business development, finance and administration. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

Scientific Advisory Boards

   We utilize scientists and physicians to advise us on scientific and medical matters as part of our Scientific Advisory Board including experts in human genetics, mouse genetics, molecular biology, biochemistry, cell biology, chemistry, infectious diseases, immunology and structural biology. Generally, each of our scientific and medical advisors and consultants has received our common stock or an option to purchase our common stock.

   Robert Tjian, Ph.D. is one of our founders and has been the Chairman of the Scientific Advisory Board since its inception. Dr. Tjian is an investigator of the Howard Hughes Medical Institute at the University of California, Berkeley. Dr. Tjian is one of the world leaders in the field of transcription factor biochemistry and was the first to clone and characterize a promoter-selective human transcription factor (Sp1 in 1986). He has been a member of the National Academy of Sciences since 1991. Dr. Tjian received the California Scientist of the Year Award in 1994.

   The following is a list of our other Scientific Advisory Board members:

   James P. Allison, Ph.D. is Professor of Immunology and Co-Chairman of the Department of Molecular & Cell Biology and an investigator of the Howard Hughes Medical Institute at the University of California, Berkeley. Dr. Allison is a leader in the field of cellular immunology. Dr. Allison was elected to the National Academy of Sciences in 1997.

   Paul A. Bartlett, Ph.D. is Professor of the Chemistry Department at the University of California, Berkeley. Dr. Bartlett is an expert in the field of bioorganic molecules, medicinal chemistry and combinatorial chemistry. He is one of the founders of Pharmacopoeia, Inc.

   Michael S. Brown, M.D. is Professor of Medicine and Genetics and Joseph L. Goldstein, M.D. is Professor and Chairman of the Department of Molecular Genetics at University of Texas Southwestern Medical Center at Dallas. Working as a team, Drs. Brown and Goldstein pioneered a multidisciplinary approach to the study of hypercholesterolemia by using a combination of biochemistry, somatic cell genetics, molecular biology and, most recently, gene regulation and cell biology. In 1985, Drs. Brown and Goldstein were awarded the Nobel Prize in

Medicine for their work in the regulation of cholesterol metabolism, and in 1988 they received the National Medal of Science. They were elected to the National Academy of Sciences in 1980.

   E.J. Corey, Ph.D. is Sheldon Emery Professor of Organic Chemistry in the Chemistry Department at Harvard University. Dr. Corey is a leader in organic synthetic chemistry, including applications for manufacturing of pharmaceuticals and applying computers to organic chemical problems. In 1988, Dr. Corey received the National Medal of Science and in 1990, he was awarded the Nobel Prize in Chemistry for his development of the theory and methodology of organic synthesis.

   Donald E. Ganem, M.D. is Professor of Microbiology and Medicine at the University of California, San Francisco. Dr. Ganem is a leader in the area of human viruses and microbial infectious agents.

   Richard M. Losick, Ph.D. is Professor and Chairman of the Department of Molecular & Cellular Biology at Harvard University. Dr. Losick is a leader in the field of microbial development and gene regulation. Dr. Losick was elected to the National Academy of Sciences in 1992 and to the American Academy of Arts and Sciences in 1996.

   Brian W. Matthews, Ph.D., D.Sc. is Professor of Physics and Molecular Biology and an investigator of the Howard Hughes Medical Institute at the University of Oregon, Eugene. He is one of the world's leaders in structural biology and biophysics, with a special expertise in X-ray crystallography and is a pioneer in the study of protein folding, protein:protein interactions and protein:DNA interactions. Dr. Matthews was elected to the National Academy of Sciences in 1986.

   Kim Nasmyth, Ph.D. is a Professor and Director of the Research Institute of Molecular Pathology in Vienna. Dr. Nasmyth is an expert in the area of yeast genetics, cell cycle regulation and cancer biology.

   Bruce W. Stillman, Ph.D. is Director of the Cold Spring Harbor Laboratory on Long Island, New York. Dr. Stillman is an expert in the area of DNA replication, cell cycle control and tumor biology. He is a fellow of the Royal Society.

   James Wells, Ph.D. is co-founder and chief scientific officer of Sunesis, Inc. Dr. Wells is a leader in the field of biomolecular design, protein structure and function as well as molecular biology and phage display technology. Dr. Wells was elected to the National Academy of Sciences in 1999.

   Keith R. Yamamoto, Ph.D. is Chairman of the Department of Cellular and Molecular Pharmacology at the University of California, San Francisco. Dr. Yamamoto is a leader in the field of steroid receptors, a special class of inducible transcriptional regulators. Dr. Yamamoto was elected to the National Academy of Sciences in 1990.

 Oncology Scientific Advisory Board

   In addition to our Scientific Advisory Board, we utilize a number of scientists and physicians to advise us on scientific and medical matters as part of our Oncology Scientific Advisory Board.

   David Botstein, Ph.D. is a Professor at Stanford University and is the chairman of the Stanford Department of Genetics. Dr. Botstein is a member of the National Academy of Sciences.

   Larry Norton, M.D. heads the Division of Solid Tumor Oncology at Memorial Sloan Kettering Cancer Center. Dr. Norton is a leading clinical oncologist and an expert in the treatment of breast cancer.

   Bruce W. Stillman, Ph.D.--See above.

   Michael Wigler, Ph.D. is an Investigator at Cold Spring Harbor Laboratory. Dr. Wigler focuses his research on cancer genes, such as the ras oncogene and tumor suppressor genes. Dr. Wigler is a member of the National Academy of Sciences.

 Clinical Oncology Scientific Advisory Board

   A global oncology advisory panel guides our clinical oncology program. Members include:

     Dr. Hilary Calvert, University of Newcastle, UK

     Dr. Ross Donehower, Johns Hopkins Hospital, Baltimore, USA

     Dr. Axel Hanauske, Munich, Germany

     Dr. David Newell, University of Newcastle, UK

     Dr. Larry Norton, Memorial Sloan Kettering Cancer Center, New York, USA

     Dr. Eric Rowinsky, Institute of Drug Development, San Antonio, Texas,
  USA

RISK FACTORS

   An investment in our common stock is risky. You should carefully consider the following risks, as well as the other information contained in this annual report on Form 10-K. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you might lose all or part of your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. If any of these additional risks or uncertainties occur, the trading price of our common stock could decline, and you might lose all or part of your investment.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

   We have generated operating losses since we began operations in November 1991. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which requires significant research and development expenditures. To date, we have no products that have generated any revenue. As of December 31, 1999, we had an accumulated deficit of approximately $87.4 million. Even if we succeed in developing a commercial product, we expect to incur losses for at least the next several years and expect that these losses will increase as we expand our research and development activities. If the time required to generate product revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. If we fail to obtain the necessary capital, we will not be able to fund our operations.

Because our product candidates are in an early stage of development, there is a high risk of failure.

   We have no products that have received regulatory approval for commercial sale. All of our product candidates are in early stages of development, and we face the risks of failure inherent in developing drugs based on new technologies. None of our prospective products, including T67, T607 and T64, is expected to be commercially available until at least 2004. Two of our drug candidates, T67 and T607, operate in a similar manner. Based on results at any stage of clinical trials, we may decide to discontinue development of one or both of these compounds. Additionally, even if the clinical results are favorable for both compounds, we may decide to commercialize only one of the compounds.

   Our products must satisfy rigorous standards of safety and efficacy before they can be approved by the FDA and international regulatory authorities for commercial use. We will need to conduct significant additional research, animal testing, referred to as pre-clinical testing, and human testing, referred to as clinical trials, before we can file applications with the FDA for product approval. Clinical trials are expensive and have a high risk of failure. In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Any of our products may not attain market acceptance. Typically, there is a high rate of attrition for products in pre-clinical testing and clinical trials. Also, third parties may develop superior products or have proprietary rights that preclude us from marketing our products. If research and testing is not successful or we fail to obtain regulatory approval, we will be unable to market and sell our future product candidates.

The progress and results of our animal and human testing are uncertain.

   Pre-clinical testing and clinical development are long, expensive and uncertain processes. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Commercialization of our product candidates depends upon successful completion of clinical trials. We must provide the FDA and foreign regulatory authorities with clinical data that demonstrates the safety and efficacy of our products before they can be approved for commercial sale. While we have recently licensed a product candidate that is ready for the stage of human testing designed to determine efficacy, known as phase 2 clinical trials, none of the product candidates that we have internally developed have advanced beyond the stage of human testing designed to determine safety, known as phase 1 clinical trials.

   Any clinical trial may fail to produce results satisfactory to the FDA. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. We typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to perform data collection and analysis and, as a result, we may face additional delaying factors outside our control.

   We do not know whether planned clinical trials will begin on time or whether any of our clinical trials will be completed on schedule or at all. We do not know whether any clinical trials will result in marketable products. Our product development costs will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our products will be harmed, and our ability to become profitable will be delayed.

   Our first three clinical candidates are directed to the treatment of cancer. Cancer drugs generally have a narrow therapeutic window between efficacy and toxicity. If unacceptable toxicity is observed in clinical trials, the trials may be terminated at an early stage. Drug-related deaths may occur in clinical trials with anti-cancer drugs, because drugs for the treatment of cancer are typically dangerous and cancer patients are critically ill. Several deaths occurred during Eli Lilly's phase 1 clinical trials of T64.

   We do not know whether our existing or any future clinical trials will demonstrate sufficient safety and efficacy necessary to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of our products under development will prevent receipt of FDA approval and, ultimately, commercialization of our products.

   For additional information concerning the testing of our prospective products, see "Business--Government Regulation."

Because we must obtain regulatory approval to market our products in the United States and foreign jurisdictions, we cannot predict whether or when we will be permitted to commercialize our products.

   The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether regulatory clearance will be obtained for any product we develop. A pharmaceutical product cannot be marketed in the United States until it has completed rigorous pre-clinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use.

   Before commencing clinical trials in humans, we must submit and receive approval from the FDA of an Investigational New Drug application. Clinical trials are subject to oversight by institutional review boards and the FDA and:

  . must be conducted in conformance with the FDA's good laboratory practice regulations;

  . must meet requirements for institutional review board oversight;

  . must meet requirements for informed consent;

  . must meet requirements for good clinical practices;

  . are subject to continuing FDA oversight;

  . may require large numbers of test subjects; and

  . may be suspended by us or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the Investigational New Drug application or the conduct of these trials.

   Before receiving FDA clearance to market a product, we must demonstrate that the product is safe and effective on the patient population that will be treated. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our potential products or us. Additionally, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval.

   If regulatory clearance of a product is granted, this clearance will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and efficacious. We cannot ensure that any compound developed by us, alone or with others, will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing clearance.

   Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with FDA clearance described above.

   For additional information concerning regulatory approval of our prospective products, see "Business--Government Regulation."

Failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts.

   We are a small company and had approximately 207 employees as of December 31, 1999. Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled chemists and clinical development personnel. If we lose the services of any of these personnel, in particular, David V. Goeddel, our Chief Executive Officer, it could impede significantly the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic institutions and scientists, or if our existing academic collaborations are unsuccessful, our product development programs may be delayed. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain relationships.

The drug discovery methods we employ are relatively new and may not lead to the development of drugs.

   The drug discovery methods we employ based upon gene regulation are relatively new. We do not know if these methods will lead to the discovery of commercially viable drugs. None of our cancer product candidates undergoing clinical testing acts by gene regulation. There is limited scientific understanding generally relating to gene expression and the role of genes in complex diseases and relatively few products based on gene discoveries have been developed and commercialized by drug manufacturers. Even if we are successful in identifying the pathways that cells use to control the expression of genes associated with specific diseases, these discoveries may not lead to the development of drugs. Furthermore, our drug discovery efforts are focused on a number of target genes, the functions of which have not yet been fully identified. As a result, the safety and efficacy of drugs that alter the expression of these genes have not yet been established. Therefore, we cannot assure you that our research and development activities will result in any commercially viable products. We expect to continue to in-license or acquire additional product candidates to augment the results of our internal research activities, and in-licensed candidates may not prove to be successful.

If we cannot maintain our current corporate collaborations and enter into new corporate collaborations, our product development could be delayed.

   We rely, to a significant extent, on our corporate collaborators to provide funding in support of our research and to jointly conduct some research and pre-clinical testing functions. If any of our corporate collaborators were to breach or terminate their agreement with us or otherwise fail to conduct the collaborative activities successfully and in a timely manner, the pre-clinical or clinical development or commercialization of the affected product candidates or research programs could be delayed or terminated. We cannot control the amount and timing of resources our corporate collaborators devote to our programs or potential products. In addition, we expect to rely on our corporate collaborators for commercialization of some of our products.

   The continuation of any of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations. All of our corporate collaborations have terms of six or fewer years, which is less than the period required for the discovery, clinical development and commercialization of most drugs. Each of our corporate collaboration agreements provides that, upon expiration of a specified period after commencement of the agreement, the corporate collaborator has the right to terminate the agreement on short notice, and each corporate collaboration agreement, other than the agreement with Roche Bioscience, provides that these terminations do not require cause. Our collaboration with Yamanouchi was terminated by Yamanouchi in November 1996, our collaboration with Merck was terminated by Merck in March 1999, our collaboration with Sumitomo expired in January 2000 and our collaboration with Taisho was terminated by Taisho in March 2000. Our existing corporate collaboration agreements also may terminate before the full term of the collaborations. Moreover, we may not be able to renew these collaborations on acceptable terms, if at all. If funding from one or more of our corporate collaborations were reduced or terminated, we would be required to devote additional internal resources to product development or scale back or terminate some development programs or seek alternative corporate collaborators.

   There have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future corporate collaborators. If business combinations involving our corporate collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our corporate collaborations.

   Until recently, our corporate collaboration strategy focused on partnering with pharmaceutical companies to fund our research in gene regulation. Over the past two years, as our partnered and unpartnered research has led to product candidates, our corporate collaboration strategy has evolved. In addition to seeking collaborations for our research-stage programs, we also seek to enter into collaborations for the development of compounds discovered through our research and development efforts. The timing of these collaborations may be linked to clinical results of our product candidates. As a result, we expect our net spending on research and development to increase significantly and that our corporate collaborators will fund a smaller percentage of our expenses than historically.

   We may not be able to negotiate additional corporate collaborations on acceptable terms, if at all, and these collaborations may not be successful. Our quarterly operating results may fluctuate significantly depending on the initiation of new corporate collaboration agreements or the termination of existing corporate collaboration agreements.

If we do not realize value from our retained commercialization rights, we may not achieve our commercial objectives.

   If we do not effectively exploit the commercialization rights we have retained, we may not achieve profitability. In most of our corporate collaborations, we have retained various commercialization rights for the development and marketing of pharmaceutical products, including rights for specific pharmaceutical indications or in specified geographical regions. For a description of programs for which we have retained commercialization rights, see "Business--Corporate Collaborations." We may take advantage of these currently retained rights directly or may exploit retained rights through collaborations with others. The value of these rights, if any, will be largely derived from our ability, directly or with collaborators, to develop and commercialize drugs, the success of which is also uncertain.

   The exploitation of retained commercialization rights requires sufficient capital; technological, product development, manufacturing and regulatory expertise and resources; and marketing and sales personnel. We may not be able to develop or obtain these resources in sufficient quantity or of a sufficient quality level to enable us to achieve our objectives. To the extent that we are required to rely on third parties for these resources, failure to establish and maintain our relationships will affect our ability to realize value from our retained commercialization rights. If we seek to commercialize products for which we have retained rights through joint ventures or collaborations, we may be required to relinquish material rights on terms that may not be favorable to us. We do not know whether we will be able to enter into any agreements on acceptable terms, if at all, or whether we will be able to realize any value from our retained commercialization rights.

If our competitors develop and market products that are more effective than ours, our commercial opportunity will be reduced or eliminated.

   Our commercial opportunity will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer side effects or are less expensive than our product candidates. With respect to our drug discovery programs, other companies have product candidates in clinical trials to treat each of the diseases for which we are seeking to discover and develop product candidates. These competing potential drugs are further advanced in development than are any of our potential products and may result in effective, commercially successful products. Even if our collaborators or we are successful in developing effective drugs, our products may not compete effectively with these products or other successful products. Our competitors may succeed in developing and marketing products either that are more effective than those that we may develop, alone or with our collaborators, or that are marketed before any products we develop are marketed.

   Our competitors include fully integrated pharmaceutical companies and biotechnology companies that currently have drug and target discovery efforts and universities and public and private research institutions. In addition, companies pursuing different but related fields represent substantial competition. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do. These organizations also compete with us to:

  . attract qualified personnel;

  . attract parties for acquisitions, joint ventures or other collaborations;
    and

  . license the proprietary technology of these institutions that is competitive with the technology we are practicing.

   If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find an acceptable substitute.

Because it is difficult and costly to protect our proprietary rights, we cannot ensure their protection.

   Our commercial success will depend in part on obtaining patent protection on our products and successfully defending these patents against third party challenges. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in these companies' patents.
   The degree of future protection for our proprietary rights is uncertain and we cannot ensure that:

  . we were the first to make the inventions covered by each of our pending patent applications;

  . we were the first to file patent applications for these inventions;

  . others will not independently develop similar or alternative technologies or duplicate any of our technologies;

  . any of our pending patent applications will result in issued patents;

  . any patents issued to us or our collaborators will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

  . we will develop additional proprietary technologies that are patentable;
    or

  . the patents of others will not have an adverse effect on our ability to do business.

   In addition, we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits.

   Others may have filed and in the future are likely to file patent applications covering genes, gene products or therapeutic products that are similar or identical to ours. We cannot assure you that any patent application will not have priority over patent applications filed by us. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborator or us to obtain a license to continue to manufacture or market the affected products and processes. We cannot predict whether we or our collaborators would prevail in any of these actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

   We rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, academic collaborators and consultants to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary information.

   We are a party to various license agreements that give us rights to use specified technologies in our research and development processes. If we are not able to continue to license this technology on commercially reasonable terms, our product development and research may be delayed. In addition, we generally do not control the prosecution of in-licensed technology, and accordingly are unable to exercise the same degree of control over this intellectual property as we exercise over our internally developed technology.

   Our research collaborators and scientific advisors have rights to publish data and information in which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be imperiled.

   If we are unable to contract with third parties to manufacture our products in sufficient quantities and at an acceptable cost, we may be unable to meet demand for our products and lose potential revenues.

   Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We will depend on our collaborators or third parties for the manufacture of compounds for pre-clinical, clinical and commercial purposes in their FDA-approved manufacturing facilities. Our products may be in competition with other products for access to these facilities. Consequently, our products may be subject to manufacturing delays if collaborators or outside contractors give other products greater priority than our products. For this and other reasons, our collaborators or third parties may not be able to manufacture these products in a cost-effective or timely manner. If not performed in a timely manner, the clinical trial development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products on a timely basis could be impaired or precluded. We may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, if at all. Our current dependence upon others for the manufacture of our products may adversely affect our future profit margin and our ability to commercialize products on a timely and competitive basis. In particular, our current supply of finished product of T64 is limited and is not sufficient for completion of all phases of clinical development. The manufacture of T64 is complex, and it may be difficult to efficiently manufacture or to secure an adequate supply of this compound in a timely manner or on an economical basis. We do not intend to develop or acquire facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future.

If we are unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize products.

   We currently have no sales, marketing or distribution capability. In order to commercialize any products, we must internally develop sales, marketing and distribution capabilities or make arrangements with a third party to perform these services. We intend to market some products directly and rely on relationships with one or more pharmaceutical companies with established distribution systems and direct sales forces to market other products. To market any of our products directly, we must develop a marketing and sales force with technical expertise and with supporting distribution capabilities. We may not be able to establish in-house sales and distribution capabilities or relationships with third parties. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products from third-party payors.

   The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means will limit our commercial opportunity. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement similar government control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that any of our collaborators or we would receive for any products in the future. Further, cost control initiatives could adversely affect our collaborators' ability to commercialize our products, and our ability to realize royalties from this commercialization.

   Our ability to commercialize pharmaceutical products, alone or with collaborators, may depend in part on the extent to which reimbursement for the products will be available from:

  . government and health administration authorities;

  . private health insurers; and

  . other third-party payors.

   Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to patients for any products we discover and develop, alone or with collaborators. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be reduced.

If conflicts arise between our collaborators, advisors or directors and us, they may act in their self-interest, which may be adverse to your best interests.

   If conflicts arise between us and our corporate or academic collaborators or scientific advisors, the other party may act in its self-interest and not in the interest of our stockholders. Some of our corporate or academic collaborators are conducting multiple product development efforts within each disease area that is the subject of the collaboration with us. Generally, in each of our collaborations, we have agreed not to conduct independently, or with any third party, any research that is competitive with the research conducted under our collaborations. Our collaborations may have the effect of limiting the areas of research that we may pursue, either alone or with others. Our collaborators, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or to which the collaborators have rights, may result in their withdrawal of support for our product candidates.

   Genentech, Inc. is a potential competitor of ours and is also one of our investors. David V. Goeddel, our Chief Executive Officer and a member of our Board of Directors, is a consultant to Genentech. Mark J. Levin, a member of our Board of Directors, is Chairman, President and Chief Executive Officer of Millennium Pharmaceuticals, Inc. and A. Grant Heidrich, III, Chairman of our Board of Directors, also serves on the board of directors of Millennium. Millennium has publicly disclosed that it is pursuing an obesity program that is competitive with, and may have scientific overlap with, our program.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.

   We expect that additional financing will be required in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We have consumed substantial amounts of cash to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and development activities. We may raise this financing through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements.

   We believe that the net proceeds to us from this offering, existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through the end of 2003. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to continue developing our products.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

   The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We currently carry clinical trial insurance but do not carry product liability insurance. We or our corporate collaborators may not be able to obtain insurance at a reasonable cost, if at all. While under various circumstances we are entitled to be indemnified against losses by our corporate collaborators, indemnification may not be available or adequate should any claim arise.

If we use biological and hazardous materials in a manner that causes injury or violates laws, we may be liable for damages.

   Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant.

Item 2. Properties

   Our facilities consist of approximately 146,000 square feet of research and office space located at Two Corporate Drive, South San Francisco, California that is leased to us until 2011. We have options to renew these leases for two additional periods of five years each. We have leased approximately 14,500 square feet of research and office space located at 266 Pulaski Road, Greenlawn, New York until 2005. We believe that the space needed to accommodate our growth through the year 2003 is available.

Item 3. Legal Proceedings

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   In November 1999, stockholders representing in excess of 51% of the outstanding capital stock of the Company, in an action by written consent, approved the following items: (i) the amendment and restatement of the Company's Amended and Restated Certificate of Incorporation following the Company's initial public offering; (ii) the amendment and restatement of the Bylaws following the Company's initial public offering; (iii) the amendment and restatement of the Company's 1997 Equity Incentive Plan; (iv) the approval of the Company's 1999 Employee Stock Purchase Plan; and (v) the election not to be governed by Section 203 of the Delaware General Corporation Law.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

   Our common stock has traded on the Nasdaq National Market under the symbol "TLRK" since December 10, 1999. The following table sets forth, for the period indicated, the high and low bid quotations for the common stock as reported by the Nasdaq National Market.

                                                                  Common Stock
                                                                      Price
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
     Year Ended December 31, 1999
       Fourth Quarter (commencing December 10, 1999)............. $39.06 $17.00

   On March 17, 2000, the last reported sale price on the Nasdaq National Market for our common stock was $46.625 per share.

Holders

   As of February 29, 2000 there were approximately 575 stockholders of record of the Company's Common Stock.

Dividends

   The Company has not paid dividends on its common stock, and currently does not plan to pay any cash dividends in the foreseeable future.

Use of Proceeds from the Sale of Registered Securities

   The Company's Registration Statement on Form S-1 (Registration No. 333-89177) with respect to our initial public offering was declared effective on December 9, 1999. In (i) a public offering lead managed by Lehman Brothers, Hambrecht & Quist (now Chase H&Q), J.P. Morgan & Co. and Warburg Dillon Read in the United States and Lehman Brothers, Hambrecht & Quist (now Chase H&Q), J.P. Morgan & Co., Warburg Dillon Read and BZ Bank Limited outside of the United States and (ii) a registered direct offering, the Company registered and sold and aggregate of 7,992,500 shares of our common stock at a public offering price of $14.00 per share for an aggregate offering of $111,895,000.

   The Company received net proceeds of approximately $104,903,000 after deducting offering expenses of $6,992,000, including underwriting discounts and commissions of $5,992,000 and other offering expenses of $1,000,000.

   None of the offering expenses represented direct or indirect payments to directors, officers or general partners of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

   The Company intends to use the net proceeds of the offering for research and development and general corporate purposes and is currently assessing the specific uses and allocations for these funds. None of the net proceeds of the offering is expected to be paid directly or indirectly to directors, officers or general partners of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of Company.

Item 6. Selected Consolidated Financial Data

   The following Selected Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K.

                                        Year Ended December 31,
                              ------------------------------------------------
                                1995      1996      1997      1998      1999
                              --------  --------  --------  --------  --------
                                (in thousands, except per share amounts)
Consolidated Statements of
 Operations Data:
Revenue:
  Collaborative research and
   development..............  $ 11,124  $ 15,297  $ 20,009  $ 21,362  $ 23,806
Operating expenses:
  Research and development..    13,473    18,622    26,546    33,264    42,877
  Acquired in-process
   research and
   development..............        --        --    18,902        --     3,000
  General and
   administrative...........     2,507     3,630     4,020     5,002     6,037
  Amortization of deferred
   stock compensation.......        --        --        --        31     2,651
                              --------  --------  --------  --------  --------
                                15,980    22,252    49,468    38,297    54,565
                              --------  --------  --------  --------  --------
Loss from operations........    (4,856)   (6,955)  (29,459)  (16,935)  (30,759)
Interest income, net........     1,249     1,475     4,085     6,396     5,221
                              --------  --------  --------  --------  --------
Net loss....................  $ (3,607) $ (5,480) $(25,374) $(10,539) $(25,538)
                              ========  ========  ========  ========  ========
Basic and diluted net loss
 per share..................  $  (0.91) $  (1.09) $  (4.19) $  (1.55) $  (2.70)
                              ========  ========  ========  ========  ========
Weighted-average shares used
 in computing basic and
 diluted net loss per
 share......................     3,957     5,034     6,063     6,791     9,451
                              ========  ========  ========  ========  ========
Pro forma basic and diluted
 net loss per share.........                                $  (0.31) $  (0.73)
                                                            ========  ========
Weighted-average shares used
 in computing pro forma
 basic and diluted net loss
 per share..................                                  33,687    34,829
                                                            ========  ========


                                           As of December 31,
                              ------------------------------------------------
                                1995      1996      1997      1998      1999
                              --------  --------  --------  --------  --------
                                             (in thousands)
Consolidated Balance Sheet
 Data:
Cash, cash equivalents and
 short-term investments.....  $ 25,181  $ 77,078  $124,406  $119,324  $203,029
Working capital.............    15,193    69,394   116,527    94,535   184,553
Total assets................    29,617    83,409   133,522   136,778   230,438
Long-term obligations, less
 current portion............     1,712     2,128     3,456     4,734    10,097
Deferred compensation.......        --        --        --      (679)   (4,586)
Accumulated deficit.........   (20,464)  (25,944)  (51,318)  (61,857)  (87,395)
Total stockholders' equity..    17,753    72,905   120,856   110,898   197,569

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion and analysis in conjunction with "Item 6. Selected Consolidated Financial Data," and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10K.

Overview

   Since our founding in November 1991, we have been engaged in the discovery and development of a broad range of novel, orally available drugs, most of which act through gene regulation. Our research programs include cancer, cytomegalovirus, diabetes, obesity, inflammation, allergy/asthma, high blood cholesterol levels, known as hypercholesterolemia, and bacterial diseases and a class of drug targets called orphan nuclear receptors. We have incurred net losses since inception and expect to incur substantial and increasing losses for at least the next several years as we expand our research and development activities. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborators and interest income. As of December 31, 1999, our accumulated deficit was approximately $87.4 million. We received aggregate research funding under research and development collaborations between 1995 and 1999 as follows:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                  1995  1996  1997  1998  1999
                                                  ----- ----- ----- ----- -----
                                                          (in millions)
     Research funding received................... $13.5 $12.5 $20.0 $29.8 $23.7

   We expect our sources of revenue, if any, for the next several years to consist primarily of payments under corporate collaborations and interest income. The process of developing our products will require significant additional research and development, pre-clinical testing and clinical trials, as well as regulatory approval. These activities, together with our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. We will not receive product revenue unless we or our collaborative partners complete clinical trials, obtain regulatory approval and successfully commercialize one or more of our products.

   In order to accelerate product commercialization and finance research activities, we are currently engaged in collaborations with leading pharmaceutical companies as summarized below:

                                                                  Commencement
      Collaborator             Research Program                   Date
      ------------             ----------------                   ------------
      Knoll                    Obesity                            November 1998
      Japan Tobacco            Orphan Nuclear Receptors           September 1998
      Roche Bioscience         Inflammation                       July 1997
      Japan Tobacco            Obesity/Diabetes                   September 1996

   Under the terms of the collaborations identified above, as of December 31, 1999, our partners had agreed to provide future research funding of up to approximately $48.0 million over a five-year period as set forth in the table below, including $33.5 million subject to possible cancellation, as well as additional payments upon the achievement of specific research and development milestones and royalties upon commercialization of any products. Research funding that is receivable in the future under existing collaborations was as follows as of December 31, 1999:

                                                          Year Ended December
                                                                  31,
                                                         ----------------------
                                                         2000  2001  2002  2003
                                                         ----- ----- ----- ----
                                                             (in millions)
     Contractual future research funding................ $18.0 $14.5 $12.0 $3.5

   Previously, we also had collaborations with Yamanouchi relating to inflammation (commenced in November 1993, ended in November 1996), with Merck relating to viral disease (commenced in December 1993, ended in March 1999), with Sumitomo related to hypercholesterolemia (commenced in January 1995, ended in January 2000) and with Taisho related to allergy/asthma (commenced in April 1995, ended March 2000). During 1999, we received an aggregate of $6.9 million from these agreements and from our prior collaborations with Merck, Sumitomo and Taisho. We do not expect to receive any funding from Sumitomo, Merck or Taisho during 2000. Accordingly, if we do not enter into new corporate collaborations, collaborative research and development revenue and cash received from collaborative partners will decline for the foreseeable future.

Acquisition

   On October 31, 1997, we acquired Amplicon Corp., a research organization engaged principally in identifying and characterizing human genes involved in particular cancers. In connection with the acquisition, we issued 1,620,004 shares of preferred stock and warrants to acquire an additional 245,456 shares of preferred stock in exchange for all of Amplicon's outstanding capital stock. In addition, all outstanding stock options to purchase Amplicon common stock were replaced with options and warrants to purchase shares of our preferred stock. Our outstanding preferred stock converted into common stock in connection with our initial public offering. The aggregate value of the consideration issued to the Amplicon stockholders and option holders was $18.9 million. The acquisition was recorded using the purchase method of accounting. Accordingly, we allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The operating results of Amplicon are included in our consolidated statements of operations data from the effective date of the acquisition.

   At the date of the acquisition, Amplicon's sole activity was performing basic research to identify genes that may result in the development of diagnostic and therapeutic products for the treatment of cancer. Prior to the acquisition, Amplicon had discovered over twenty novel genetic regions that are commonly mutated in human cancers and was actively searching within these regions for genes that play an important role in the development of cancer. Amplicon's efforts to identify cancer genes relied heavily on a proprietary methodology, known as Representational Difference Analysis, that is distinct from other methods as a result of its ability to identify non-inherited genetic mutations. The Representational Difference Analysis methodology is specifically applicable to the discovery of cancer genes, acquired genetic mutations and pathogens and does not have alternative future uses.

   From the date of the acquisition through December 31, 1999, we incurred $7.2 million (less than 9% of total research and development expenses during the period) of expenses in connection with the effort to discover cancer genes at Amplicon. We have no plans to significantly change our rate of investment in the cancer gene discovery project for the foreseeable future. To date, no products have been developed from this project, technological feasibility has not been proven and no corporate collaborations have been consummated based on the research at Amplicon. Accordingly, the future benefits of the ongoing research remain uncertain. Due to the absence of tangible products from the research and the uncertainties of the discovery process, we are not able to precisely predict the time and resources that will be necessary to develop and obtain regulatory approval for any product that may be discovered using the acquired methodology.

   In order to determine the value of the cancer gene discovery project and the related methodology at the time of the acquisition, we considered a wide range of estimates of the time and resources necessary to identify, characterize, develop and obtain regulatory approval for potential cancer diagnostics and therapeutics and the related market size and potential cash flows from developed products. We also considered the risks associated with the development process, including the inherent difficulties and uncertainties in successfully developing diagnostic and therapeutic products, thereby achieving technological feasibility, and the risk related to changes in target markets. Using this approach, we concluded that the estimated fair value of the acquired in-process research and development was $21.4 million at the date of acquisition. Accordingly, the purchase price was allocated to the tangible and intangible net assets acquired and $18.9 million was expensed as acquired in-process research and development. We believe this amount did not exceed the amount a third party would have paid for the project.

License Agreement

   On September 24, 1999, we executed a license agreement with Eli Lilly under which we obtained an exclusive, worldwide, royalty-bearing license to make, use and sell pharmaceutical products containing a compound that we refer to as T64 and that was formerly known as lometrexol. In connection with this agreement, we paid $3.0 million to Eli Lilly as an initial license fee and agreed to pay specified milestones and royalties upon successful commercialization of T64. Under the agreement, Eli Lilly granted us a license to its proprietary technology relating to T64 and also a sublicense under an exclusive license granted to Eli Lilly by Princeton University relating to T64. Eli Lilly has specified obligations under the agreement to maintain the license from Princeton University. Eli Lilly has the right to match the material terms of any offer made by a third party to Tularik for commercialization rights relating to T64 products. We may terminate the agreement with Eli Lilly upon written notice. Eli Lilly may terminate our license in specified major countries if we fail to use reasonable diligence to develop T64 products in these countries and may terminate the agreement if we fail to use appropriate diligence to develop T64 products in a predetermined number of major countries. If Eli Lilly terminates the agreement, Eli Lilly obtains a nonexclusive, royalty-bearing, worldwide license to our technical improvements to T64.

   At the date of the license agreement, T64 had completed the first of three phases of clinical trials required to seek regulatory approval from the FDA. No trials had been commenced that could have demonstrated, with statistical significance, the effectiveness of T64 as a treatment for any type of cancer. These trials, necessary to establish the technological feasibility of T64, will not be completed for at least several years. In addition, T64 has no known alternative future uses. Accordingly, the initial license payment was allocated to acquired in-process research and development and expensed at the time of the agreement.

Stock Compensation

   During the years ended December 31, 1998 and 1999, in connection with the grant of stock options to employees, we recorded deferred stock compensation totaling $7.3 million, representing the difference between the deemed fair value of our common stock for financial reporting purposes on the date these options were granted and the exercise price. This amount is included as a reduction of stockholders' equity and is being amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. We recorded amortization of deferred stock compensation of $31,000 for the year ended December 31, 1998 and $2.7 million for the year ended December 31, 1999. At December 31, 1999, we had a total of $4.6 million remaining to be amortized over the vesting periods of the stock options. You should read Note 9 of notes to consolidated financial statements.

Results of Operations

 Years Ended December 31, 1999, 1998 and 1997

   Collaborative research and development revenue. Collaborative research and development revenue was $23.8 million in 1999 compared with $21.4 million in 1998 and $20.0 million in 1997. The increase in 1999 was principally attributable to revenue from new corporate collaboration agreements signed in the second half of 1998. These included agreements with Japan Tobacco in the area of orphan nuclear receptors and with Knoll in obesity. In addition, we entered into a screening agreement with Japan Tobacco that contributed to the revenue increase in 1999. The effect of these new agreements was partially offset by lower revenue from the collaboration with Merck, which ended in March 1999. The increase in 1998 was principally attributable to revenue from the new collaboration agreements signed in 1998 with Japan Tobacco in the area of orphan nuclear receptors and Knoll in obesity. We expect collaborative research and development revenue to decline for the foreseeable future as existing collaborations expire at the end of their terms. Our Sumitomo collaboration expired in January 2000 and Taisho exercised its contractual right to terminate its current agreement with us in March 2000, and we believe that Taisho will exercise its contractual right to terminate its current agreement with us in March 2000. Until recently, our corporate collaboration strategy focused on funding research in gene regulation. Over the past two years, as this research has led to product candidates, our corporate collaboration strategy has evolved. In addition to seeking corporate collaborations for our research-stage programs, we also seek to enter into collaborations for the development of compounds discovered through our research and development efforts. The timing of these collaborations may be linked to clinical results of our product candidates.

   Research and development expenses. Research and development expenses were $42.9 million in 1999 compared with $33.3 million in 1998 and $26.5 million in 1997. The increase was primarily attributable to increases in employee costs, pre-clinical and clinical costs and higher occupancy costs associated with our second building at our South San Francisco facility that we occupied in January 1999. We also incurred a $3.0 million expense for in-process research and development in the fourth quarter of 1999 in connection with the license agreement we executed with Eli Lilly for T64 in September 1999. The increase in 1998 was primarily attributable to increases in employee costs and pre-clinical and clinical costs as we added a research program in the area of orphan nuclear receptors, acquired Amplicon and increased the level of resources committed to existing research efforts. Acquired in-process research and development of $18.9 million was written-off during 1997 in connection with our acquisition of Amplicon, which was effective October 31, 1997. You should read Note 6 of the notes to consolidated financial statements. We expect research and development expenses to increase significantly in future periods, particularly as new and existing product candidates advance into later stages of development. Additionally, we expect that corporate collaborations will fund a smaller percentage of our research and development expenses than historically.

   General and administrative expenses. General and administrative expenses were $6.0 million in 1999, $5.0 million in 1998 and $4.0 million in 1997. These increases reflected higher employee costs associated with growth of most functional areas in support of our expanding research and development activities. During this three-year period, general and administrative expenses increased an aggregate 50% compared with a 62% growth in research and development expenses. We expect that general and administrative expenses will increase in the future to support continued growth of our research and development efforts and to accommodate the demands associated with operating as a public company.

   Amortization of deferred stock compensation. Amortization of deferred stock compensation was $2.7 million in 1999 and $31,000 in 1998. There was no amortization of deferred stock compensation in 1997. We recorded deferred stock compensation of approximately $6.6 million in 1999 and $710,000 in 1998 for options awarded to employees with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates.

   Interest income, net. Net interest income was $5.2 million in 1999, $6.4 million in 1998 and $4.1 million in 1997. The 1999 decrease was due primarily to lower interest-bearing balances and lower interest rates as compared to 1998. The 1998 increase was due primarily to sequentially higher interest-bearing balances as a result of a preferred stock financing in 1997.

Liquidity and Capital Resources

   Since inception, our primary sources of funds have been the sale of equity securities, non-equity payments from collaborators and interest income. As of December 31, 1999, we had received net proceeds of $269.3 million from the sale of equity securities, including $13.0 million from collaborators and $104.7 million from our initial public offering in December 1999, and received $111.0 million in non-equity payments from collaborators. Aggregate interest income earned since our inception was $23.4 million through December 31, 1999.

   We had cash, cash equivalents and short-term investments of $203.0 million at December 31, 1999, an increase of $90.7 million from December 31, 1998. Cash used in operations during the year ended December 31, 1999 was $20.7 million. Cash used to purchase a restricted investment in connection with a secured financing arrangement was $4.0 million. Cash used for purchases of equipment and leasehold improvements totaled $9.3 million during the year ended December 31, 1999. Cash received from equipment financing during the year ended December 31, 1999 was $11.7 million. The annual interest rates of these financings ranged from 9.0% to 12.0% and the financing arrangements have terms of approximately four years each. As of December 31, 1999, we had $1.4 million available under equipment financing arrangements, which we expect to utilize in 2000. Repayments of long-term obligations totaled $3.6 million during the year ended December 31, 1999. Cash received from stock option exercises during the year ended December 31, 1999 was $4.9 million. We expect operating spending to increase in the future as we expand operations to support the development of new and existing product candidates while capital spending is expected to decrease moderately from 1999 levels now that leasehold improvements in our second building have been completed.

   During the three-year period ended December 31, 1999, cash used in operating and investing activities was $25.4 million and $87.2 million, respectively. Uses of cash in operating activities were primarily to fund net losses, excluding noncash charges. Uses of cash in investing activities included $63.3 million used for net purchases of available-for-sale securities, $17.3 million for capital expenditures, $6.1 million for purchases of long-term and restricted investments and $538,000 related to the acquisition of Amplicon. Financing activities provided cash of $175.2 million during the three-year period ended December 31, 1999. This amount largely represented proceeds from the sale of equity securities.

   Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. We believe that our existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through the end of 2003. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:

  . the progress of our research activities;

  . the number and scope of our research programs;

  . the progress of our pre-clinical and clinical development activities;

  . the progress of the development efforts of our collaborators;

  . our ability to establish and maintain current and new collaboration and licensing arrangements;

  . our ability to achieve our milestones and receive funding under collaboration arrangements;

  . the costs involved in enforcing patent claims and other intellectual property rights;

  . the costs and timing of regulatory approvals; and

  . the costs of establishing sales, marketing and distribution capabilities.

   Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve for at least several years, we expect to finance future cash needs through the sale of equity securities, strategic collaborations and debt financing as well as interest income earned on cash balances. We cannot assure you that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

   Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible given these two constraints. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers.

   As of December 31, 1999, we had federal net operating loss carryforwards of approximately $59.6 million to offset future taxable income. We also had federal research and development tax credit carryforwards of approximately $2.3 million. If not utilized, net operating loss and credit carryforwards will begin to expire in 2007. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of our net operating losses and credits before they can be used. You should read Note 12 of notes to consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 1999 levels, the fair value of our portfolio would decline by approximately $292,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Item 8. Financial Statements and Supplementary Data

                                  TULARIK INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors..........................  47
Consolidated Balance Sheets................................................  48
Consolidated Statements of Operations......................................  49
Consolidated Statements of Stockholders' Equity............................  50
Consolidated Statements of Cash Flows......................................  51
Notes to Consolidated Financial Statements.................................  52

               Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Tularik Inc.

   We have audited the accompanying consolidated balance sheets of Tularik Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tularik Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Palo Alto, California
January 27, 2000

                                  TULARIK INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                              December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $ 53,398  $ 95,269
  Short-term investments...................................   58,926   107,760
  Prepaid expenses and other current assets................    1,582     3,103
                                                            --------  --------
    Total current assets...................................  113,906   206,132
Property and equipment, net................................   11,950    15,434
Other investments..........................................    9,050     2,050
Restricted investments.....................................       --     4,000
Other assets...............................................    1,872     2,822
                                                            --------  --------
    Total assets........................................... $136,778  $230,438
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable......................................... $  1,570  $    807
  Accrued compensation and related liabilities.............    1,170     1,769
  Accrued liabilities......................................    1,377     2,724
  Accrued construction costs...............................    2,076        --
  Current portion of long-term debt and capital lease
   obligations.............................................    2,330     5,052
  Deferred revenue.........................................   10,848    11,227
                                                            --------  --------
    Total current liabilities..............................   19,371    21,579
Long-term debt and capital lease obligations...............    4,734    10,097
Other non-current liabilities..............................    1,775     1,193
                                                            --------  --------
    Total liabilities......................................   25,880    32,869
                                                            ========  ========

Commitments (Note 8)

Stockholders' equity:
  Convertible preferred stock, $0.001 par value, issuable
   in series: 33,000,000 and 5,000,000 shares authorized at
   December 31, 1998 and 1999; 26,903,885 and none shares
   issued and outstanding at December 31, 1998 and 1999
   (aggregate liquidation preference of $173,424 in 1998)..       27        --
  Common stock, $0.001 par value, 55,000,000 and 65,000,000
   shares authorized; 7,560,603 and 44,835,844 shares is
   sued and outstanding at December 31, 1998 and 1999......        8        45
  Additional paid-in capital...............................  174,035   291,114
  Notes receivable from stockholders.......................     (636)   (1,609)
  Deferred compensation....................................     (679)   (4,586)
  Accumulated deficit......................................  (61,857)  (87,395)
                                                            --------  --------
    Total stockholders' equity.............................  110,898   197,569
                                                            --------  --------
    Total liabilities and stockholders' equity............. $136,778  $230,438
                                                            ========  ========

                            See accompanying notes.

                                  TULARIK INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                Years Ended December 31,
                                             ---------------------------------
                                               1997        1998        1999
                                             ---------  ----------  ----------
Revenue:
  Collaborative research and development.... $  20,009  $   21,362  $   23,806
Operating expenses:
  Research and development..................    26,546      33,264      42,877
  Acquired in-process research and
   development..............................    18,902          --       3,000
  General and administrative................     4,020       5,002       6,037
  Amortization of deferred stock
   compensation.............................        --          31       2,651
                                             ---------  ----------  ----------
                                                49,468      38,297      54,565
                                             ---------  ----------  ----------
Loss from operations........................   (29,459)    (16,935)    (30,759)
Interest income.............................     4,634       5,906       6,357
Interest expense............................      (549)       (510)     (1,136)
                                             ---------  ----------  ----------
Net loss.................................... $ (25,374) $  (10,539) $  (25,538)
                                             =========  ==========  ==========
Basic and diluted net loss per share........ $   (4.19) $    (1.55) $    (2.70)
                                             =========  ==========  ==========
Weighted average shares used in computing
 basic and diluted net loss per share....... 6,062,651   6,790,512   9,450,934
                                             =========  ==========  ==========
Pro forma basic and diluted net loss per
 share......................................            $    (0.31) $    (0.73)
                                                        ==========  ==========
Weighted average shares used in computing
 pro forma basic and diluted net loss per
 share......................................            33,686,853  34,828,772
                                                        ==========  ==========


                            See accompanying notes.

                                  TULARIK INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)

                       Convertible                                      Notes
                     Preferred Stock      Common Stock    Additional  Receivable                               Total
                    ------------------- -----------------  Paid-In       from       Deferred   Accumulated Stockholders'
                      Shares     Amount   Shares   Amount  Capital   Stockholders Compensation   Deficit      Equity
                    -----------  ------ ---------- ------ ---------- ------------ ------------ ----------- -------------
Balances at
 January 1, 1997..   19,917,132   $ 20   6,794,567  $ 7    $ 99,480    $  (658)     $    --     $(25,944)    $ 72,905
Issuance of common
 stock, net of
 repurchases......           --     --     638,162   --         779       (263)          --           --          516
Issuance of Series
 G convertible
 preferred stock..    5,319,634      5          --   --      54,467         --           --           --       54,472
Issuance of Series
 H convertible
 preferred stock
 and warrants for
 Acquisition......    1,622,057      2          --   --      18,274         --           --           --       18,276
Repayment of notes
 receivable.......           --     --          --   --          --         61           --           --           61
Net loss..........           --     --          --   --          --         --           --      (25,374)     (25,374)
                    -----------   ----  ----------  ---    --------    -------      -------     --------     --------
Balances at
 December 31,
 1997.............   26,858,823     27   7,432,729    7     173,000       (860)          --      (51,318)     120,856
Issuance of Series
 H convertible
 preferred stock
 upon exercise of
 stock options....        7,802     --          --   --           6         --           --           --            6
Conversion of
 warrant, net.....       37,260     --          --   --          --         --           --           --           --
Issuance of common
 stock, net of
 repurchases......           --     --     127,874    1         319         80           --           --          400
Repayment of notes
 receivable.......           --     --          --   --          --        144           --           --          144
Deferred
 compensation.....           --     --          --   --         710         --         (710)          --           --
Amortization of
 deferred
 compensation.....           --     --          --   --          --         --           31           --           31
Net loss..........           --     --          --   --          --         --           --      (10,539)     (10,539)
                    -----------   ----  ----------  ---    --------    -------      -------     --------     --------
Balances at
 December 31,
 1998.............   26,903,885     27   7,560,603    8     174,035       (636)        (679)     (61,857)     110,898
Conversion of
 warrants, net....       49,654     --      62,599   --          --         --           --           --           --
Issuance of common
 stock, net of
 repurchases......           --     --   2,266,603    2       5,854     (1,405)          --           --        4,451
Payment of notes
 receivable.......           --     --          --   --          --        432           --           --          432
Issuance of common
 stock in initial
 public offering
 net of offering
 costs of $7,220..           --     --   7,992,500    8     104,667         --           --           --      104,675
Conversion of
 preferred stock
 to common stock
 conjunction with
 Initial Public
 Offering.........  (26,953,539)   (27) 26,953,539   27          --         --           --           --           --
Deferred
 compensation.....           --     --          --   --       6,558         --       (6,558)          --           --
Amortization of
 deferred
 compensation.....           --     --          --   --          --         --        2,651           --        2,651
Net loss..........           --     --          --   --          --         --           --      (25,538)     (25,538)
                    -----------   ----  ----------  ---    --------    -------      -------     --------     --------
Balances at
 December 31,
 1999.............           --   $ --  44,835,844  $45    $291,114    $(1,609)     $(4,586)    $(87,395)    $197,569
                    ===========   ====  ==========  ===    ========    =======      =======     ========     ========

                            See accompanying notes.

                                  TULARIK INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                 Years Ended December 31,
                                               -------------------------------
                                                 1997       1998       1999
                                               ---------  ---------  ---------
Cash flows from operating activities
Net loss.....................................  $ (25,374) $ (10,539) $ (25,538)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization..............      1,918      2,423      3,873
  Amortization of deferred stock
   compensation..............................         --         31      2,651
  Noncash stock compensation.................         --        188         --
  Write-off of in-process research and
   development...............................     18,902         --         --
  Changes in assets and liabilities, net of
   Acquisition:
    Other assets.............................       (240)    (1,578)    (2,642)
    Accounts payable and accrued
     liabilities.............................      1,002        827      1,183
    Deferred revenue.........................       (340)     7,873       (639)
    Other liabilities........................        141         52        436
                                               ---------  ---------  ---------
      Net cash used in operating activities..     (3,991)      (723)   (20,676)
                                               ---------  ---------  ---------
Cash flows from investing activities
Maturities of available-for-sale securities..    103,693    140,982     95,300
Purchases of available-for-sale securities...   (109,132)  (157,047)  (137,134)
Capital expenditures.........................     (1,970)    (6,057)    (9,262)
Purchases of long-term and restricted
 investments.................................     (1,000)    (1,050)    (4,000)
Acquisition, net of cash received............       (538)        --         --
                                               ---------  ---------  ---------
      Net cash used in investing activities..     (8,947)   (23,172)   (55,096)
                                               ---------  ---------  ---------
Cash flows from financing activities
Proceeds from long-term obligations..........      1,268      3,905     11,706
Payments of long-term obligations............     (1,490)    (1,519)    (3,621)
Net proceeds from issuance of preferred
 stock.......................................     54,472          6         --
Proceeds from issuances of common stock,
 net.........................................        577        356    109,558
                                               ---------  ---------  ---------
      Net cash provided by financing
       activities............................     54,827      2,748    117,643
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents.................................     41,889    (21,147)    41,871
Cash and cash equivalents at beginning of
 period......................................     32,656     74,545     53,398
                                               ---------  ---------  ---------
Cash and cash equivalents at end of period...  $  74,545  $  53,398  $  95,269
                                               =========  =========  =========

                            See accompanying notes.

                                 TULARIK INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

 Organization and Business

   Tularik Inc. ("Tularik" or the "Company") was incorporated in the state of California in November 1991 and reincorporated in the state of Delaware in June 1997 to take advantage of the Delaware General Corporation Law. All par value, share and per share amounts included in the accompanying financial statements have been retroactively adjusted to reflect the Company's reincorporation in Delaware. In connection with the Company's initial public offering in December 1999, Tularik amended its certificate of incorporation to decrease the number of authorized shares of preferred stock to 5,000,0000 and to increase the number of authorized shares of common stock to 65,000,000.

   Since its founding, the Company has been engaged in the discovery and development of a broad range of novel, orally available drugs, most of which act through gene regulation. Tularik has incurred net losses since inception and is expected to incur substantial and increasing losses for at least the next several years as research and development activities are expanded. To date, the Company has funded its operations primarily through the sale of equity securities, non-equity payments from collaborators and interest income. Future revenue, if any, for at least the next several years is expected to consist primarily of payments under corporate collaborations and interest income. The process of developing products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. Tularik will not receive product revenue unless the Company or its collaborative partners complete clinical trials, obtain regulatory approval and successfully commercialize one or more of the Company's products.

   In order to accelerate product commercialization and finance research activities, Tularik has entered into collaborations with leading pharmaceutical companies. The Company has ongoing collaborations with Knoll AG ("Knoll") relating to obesity (commenced in November 1998); Japan Tobacco Inc. ("Japan Tobacco") relating to orphan nuclear receptors (commenced in September
1998); Roche Bioscience ("Roche Bioscience") relating to inflammation (commenced in July 1997); Japan Tobacco relating to obesity (commenced in September 1996) and Taisho Pharmaceutical Co., Ltd. ("Taisho") relating to immune disorders (commenced in April 1995). Previously, Tularik also had collaborations with Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") relating to inflammation (commenced in November 1993, ended in November 1996); Merck & Co., Inc., ("Merck") relating to viral disease (commenced in December 1993, ended in March 1999) and Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") relating to hypercholesterolemia (commenced in January 1995, expired in January 2000). As of December 31, 1999, the Company has received $13.0 million in equity investments and $111.0 million in research funding from its collaborators.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of Tularik and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                 TULARIK INC.

 Cash Equivalents and Short-Term Investments

   The Company considers all highly liquid investments in debt securities with a remaining maturity from the date of purchase of 90 days or less to be cash equivalents. Cash equivalents consist of money market funds and corporate debt securities and exclude demand deposits. The Company's short-term investments include obligations of governmental agencies and corporate debt securities with original maturities ranging between 3 and 12 months. By policy, the Company limits concentration of credit risk by diversifying its investments among a variety of high credit-quality issuers.

   All cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at amortized cost, which approximated fair value at December 31, 1998 and 1999. Material unrealized gains and losses, if any, are reported in stockholders' equity and included in other comprehensive loss. Fair value is estimated based on available market information. The cost of securities sold is based on the specific identification method. For the years ended December 31, 1998 and 1999, gross realized gains and losses on available-for-sale securities were immaterial. See Note 4 for a summary of available-for-sale securities at December 31, 1998 and 1999.

 Property and Equipment

   Property and equipment is stated at cost. Depreciation and amortization of equipment is calculated using the straight-line method over the lesser of the estimated useful lives of the assets of three years for software and computers and 4 years for laboratory equipment and furniture, or the lease term. Leasehold improvements are amortized over the term of the related lease, which does not exceed their estimated useful lives.

 Long-lived Assets

   The Company accounts for its long-lived assets under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121"). Consistent with SFAS 121, the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No one of these events have occurred with respect to the Company's long-lived assets, which consist primarily of machinery and equipment and leasehold improvements.

 Revenue Recognition

   Collaborative research and development agreements provide for periodic payments in support of the Company's research activities. Collaboration revenue is recognized as earned based on actual costs incurred or as milestones are achieved. Research support payments received in advance of work performed are recorded as deferred revenue.

   The Company has recognized nonrefundable technology access fees received in connection with collaboration agreements as revenue when received, when the technology has been transferred and when all contractual obligations of the Company relating to the fees had been fulfilled. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101-- Revenue Recognition in Financial Statements ("SAB 101") which, among other things, describes the SEC Staff's position on the recognition of certain nonrefundable upfront fees received in connection with research collaborations. The Company is currently evaluating the applicability of SAB 101 to its existing collaboration agreements. Should the Company conclude that the approach described in SAB 101 is more appropriate, it will change its method of accounting

                                 TULARIK INC.

effective January 1, 2000 to recognize such fees over the term of the related research agreement. The cumulative effect of this change in accounting principle, if made, would be approximately $4.8 million as of January 1, 2000 and would be recognized as a charge in the quarter ended March 31, 2000. The cumulative effect would be recorded as deferred revenue and would be recognized as revenue over the remaining contractual terms of the collaborative research and development agreements.

 Research and Development

   Research and development expenses, including direct and allocated expenses, consist of independent research and development costs and costs associated with collaborative research and development arrangements. In addition, the Company funds research and development at other companies and research institutions under agreements which are generally cancelable. All such costs are charged to operations as incurred.

 Stock-Based Compensation

   The Company accounts for grants of stock options and common stock purchase rights according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("APB No. 25"). Pro forma net loss information, as required by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), is included in Note 9. Options granted to consultants are accounted for using the Black-Scholes method prescribed by SFAS 123 in accordance with Emerging Issues Task Force Consensus No. 96-18. These options are subject to periodic re- valuation over their vesting terms. Any deferred stock compensation calculated according to APB No. 25 is amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting.

 Comprehensive Loss

   As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income, if material. The Company's comprehensive loss was not materially different from the net loss for the years ended December 31, 1997, 1998 and 1999.

 Net Loss Per Share

   Net loss per share has been computed in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities. The Company's potentially dilutive securities were antidilutive and therefore were not included in the computation of weighted-average shares used in computing diluted loss per share. Following the guidance given by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, the Company has not issued or granted shares for nominal consideration.

                                 TULARIK INC.

   The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share for the years ended December 31:

                                                1997       1998       1999
                                             ----------  ---------  ---------
                                              (in thousands, except share
                                                          and
                                                   per share amounts)
Net loss.................................... $  (25,374) $ (10,539) $ (25,538)
                                             ==========  =========  =========
Weighted average shares of common stock
 outstanding................................  7,292,476  7,495,576  9,931,112
Less: weighted average shares subject to
 repurchase................................. (1,229,825)  (705,064)  (480,178)
                                             ----------  ---------  ---------
Weighted average shares used in computing
 basic and diluted net loss per share.......  6,062,651  6,790,512  9,450,934
                                             ==========  =========  =========
Basic and diluted net loss per share........ $    (4.19) $   (1.55) $   (2.70)
                                             ==========  =========  =========

   The Company's preferred stock converted into common stock upon the closing of the Company's initial public offering in December 1999. For information purposes, the following pro forma net loss per share data reflects the assumed conversion of the Company's preferred stock into common stock at the beginning of each of the years ended December 31:

                                                           1998        1999
                                                        ----------  ----------
Pro forma:
  Shares used above....................................  6,790,512   9,450,934
  Pro forma adjustment to reflect weighted average
   effect of assumed conversion of preferred stock..... 26,896,341  25,377,838
  Total weighted average shares of common stock
   outstanding pro forma............................... 33,686,853  34,828,772
  Basic and diluted pro forma loss per share........... $    (0.31) $    (0.73)

   During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Such outstanding securities consist of the following at December 31:

                                                   1997       1998      1999
                                                ---------- ---------- ---------
Convertible preferred stock.................... 26,858,823 26,903,885        --
Outstanding options............................  3,710,872  5,351,309 4,244,191
Warrants.......................................    999,235  1,078,382   890,119
                                                ---------- ---------- ---------
  Total........................................ 31,568,930 33,333,576 5,134,310
                                                ========== ========== =========
Weighted average exercise price of options..... $     1.41 $     1.99 $    2.80
                                                ========== ========== =========
Weighted average exercise price of warrants.... $     8.88 $     9.71 $   10.91
                                                ========== ========== =========

   The information above does not include 13,449 options granted to employees in connection with the Acquisition and 25,000 options granted outside of the Company's stock option plans.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Tularik is required to adopt SFAS 133 effective January 1, 2001. Because Tularik currently does not hold any

                                 TULARIK INC.

derivative instruments and does not engage in hedging activities, Tularik does not currently believe that the adoption of SFAS 133, as amended, will have a significant impact on its financial position or results of operations.

3. Research and Development Collaborations

   The Company has entered into multi-year research and development collaborations in five of its research programs. Tularik received aggregate research payments, including technology access fees, of $20.0 million, $29.8 million and $23.7 million and recognized collaboration revenue of $20.0 million, $21.4 million and $23.8 million in 1997, 1998, and 1999, respectively. Under the terms of existing collaborations at December 31, 1999, the Company's partners have agreed to provide future research funding of up to approximately $48.0 million over a five-year period, including $33.5 million subject possible cancellation, as well as additional payments upon the achievement of specific research and development milestones. Annual research funding under these agreements ranges from $3.5 million to $6.0 million per agreement. All research payments are non-refundable and the Company performs research under these agreements on a "best efforts" basis. Costs incurred under research and development collaborations approximate revenues earned and are included in research and development expenses. In addition to providing the research funding summarized above, certain of the Company's collaborators have also purchased equity investments in Tularik. These equity purchases and other significant terms of current and prior collaborations are described below.

   In November 1998, Tularik and Knoll established a five-year collaboration to discover, develop and market compounds that act on obesity-related targets. Once a compound is selected for preclinical development, Knoll has the right to enter into a separate license agreement granting it exclusive rights to develop, manufacture and sell the compounds in countries other than Japan and other specified Asian countries, subject to milestone and royalty obligations to Tularik. The agreement grants Tularik exclusive rights to develop, manufacture and sell these products in Japan and other specified Asian countries, without payment obligation to Knoll. These retained rights are subject to a collaboration agreement with Japan Tobacco in the area of obesity. Knoll has the right to terminate the collaboration at the end of the third or fourth years of the five-year agreement. Knoll is committed to pay Tularik up to $20.5 million in research payments, of which $6.5 million had been paid as of December 31, 1999.

   In September 1998, Tularik and Japan Tobacco established a five-year collaboration to discover, develop and market compounds that act by regulating orphan nuclear receptors. Under the terms of the collaboration, Japan Tobacco is funding the majority of research expenses and development and commercialization costs and profits will be shared equally by the partners. Tularik retains exclusive marketing and sales rights in the United States and Canada. Japan Tobacco retains exclusive marketing and sales rights in Japan and Korea. Japan Tobacco has the right to terminate the collaboration at the end of the third or fourth years of the five year collaboration. Japan Tobacco is committed to pay Tularik up to $29.0 million in research payments related to the orphan nuclear receptor collaboration, of which $12.0 million had been paid as of December 31, 1999.

   In July 1997, Tularik and Roche Bioscience established a five-year collaboration to discover, develop and market anti-inflammatory therapeutics. Under the collaboration, Roche Bioscience has exclusive, worldwide manufacturing and marketing rights to develop and commercialize drugs resulting from the research program for specified indications, subject to benchmark and royalty obligations to Tularik. Tularik has exclusive, worldwide manufacturing and marketing rights to develop and commercialize other compounds resulting from the research program, subject to royalty obligations to Roche Bioscience. Roche Bioscience has the right to terminate the collaboration at the end of the third year if the then current research plan does not provide opportunities for new products or if Tularik has not discharged its obligations under the agreement. Roche Bioscience is committed to pay Tularik up to $30.0 million in research payments, of which $17.5 million had been paid as of December 31, 1999.

   In September 1996, the Company entered into a five-year collaboration with Japan Tobacco to discover, develop and market compounds in the fields of obesity and diabetes. Under a related stock purchase agreement,

                                 TULARIK INC.

Japan Tobacco purchased 600,000 shares of Tularik's Series F preferred stock for $10.00 per share, on the same terms and conditions as other investors in the Series F financing. The Series F preferred stock converted into common stock upon the closing of the Company's initial public offering. In September 1998, Tularik and Japan Tobacco agreed to modify the structure of the original collaboration. The collaboration is currently structured as a joint venture in which both expenses and profits on a worldwide basis will be split evenly between Tularik and Japan Tobacco. Tularik retains exclusive marketing and sales rights in the United States and Canada. Japan Tobacco retains exclusive marketing and sales rights in Japan and Korea. Japan Tobacco will be required to make benchmark payments to Tularik based on clinical progress. Japan Tobacco has the right to terminate the collaboration at the end of the fourth year of the five-year collaboration. Japan Tobacco is committed to pay Tularik up to $18.5 million in research payments related to the obesity and diabetes collaboration, of which $14.0 million had been paid as of December 31, 1999.

   In April 1995, Tularik established a five-year collaboration with Taisho focused on therapeutic modulation of the human immune function. In January 1998, Tularik and Taisho extended the collaboration for an additional year. The agreement gives Taisho the right to manufacture and sell products resulting from the collaboration in Japan and in certain other Asian countries, subject to milestone and royalty payments to Tularik. The Company retains exclusive rights to manufacture and sell these products in the rest of the world, without any payment obligation to Taisho. Taisho has the right to terminate the collaboration prior to the commencement of sixth year. In the event of early termination by Taisho, Tularik would have exclusive, worldwide, royalty-free rights to all products identified in the collaboration. Taisho was committed to pay, and had paid Tularik $15.0 million in research payments as of December 31, 1999.

   In January 1995, the Company entered into a five-year collaboration with Sumitomo to fund research and development in the field of hypercholesterolemia. This research collaboration ended in January 2000. Under a related stock purchase agreement, Sumitomo purchased 400,000 shares of Tularik's Series E preferred stock in February 1995 for $7.50 per share, the fair value of the preferred stock at that date. The Series E preferred stock converted into common stock upon the closing of the Company's initial public offering. Upon the selection of a lead compound for certain preclinical studies, Sumitomo has the right to enter into a separate license agreement granting Sumitomo exclusive rights to develop, manufacture and sell the compound in Japan and in certain other Asian countries, subject to royalty obligations to the Company. The collaboration agreement grants Tularik exclusive rights to develop, manufacture and sell these products in the rest of the world, without payment obligation to Sumitomo. The license to Tularik and the license to Sumitomo continues following expiration of the research portion of the collaboration. Any compound conceived during the research period and reduced to practice within a year of termination will revert to the Company if not licensed by Sumitomo within the specified period after the termination of the research collaboration. Sumitomo had paid Tularik $15.0 million in research payments as of December 31, 1999.

   In December 1993, Tularik established a collaboration with Merck to fund research and development in specified fields of human viral disease. Under a related stock purchase agreement, Merck purchased 400,000 shares of the Company's Series D preferred stock in January 1994 for $5.00 per share, the fair value of the preferred stock at that date. The Series D preferred stock converted into common stock upon the close of the Company's initial public offering. In December 1996, the companies amended the original agreement, extending its term to December 1999. In March 1999, utilizing early termination rights under the amended agreement, Merck terminated the collaboration. Merck had paid Tularik $18.4 million in research payments under this agreement.

                                 TULARIK INC.

4. Investments

   The following is a summary of available-for-sale securities at cost, which approximates fair market value at December 31:

                                                                1998     1999
                                                               ------- --------
                                                                (In thousands)
Cash equivalents:
  Money market funds.......................................... $ 2,659 $ 15,839
  U.S. corporate debt securities..............................  50,739   79,430
                                                               ------- --------
                                                               $53,398 $ 95,269
                                                               ======= ========
Short-term investments:
  Obligations of domestic governmental agencies............... $12,999 $     --
  U.S. corporate debt securities..............................  45,927  107,760
                                                               ------- --------
                                                               $58,926 $107,760
                                                               ======= ========

   As of December 31, 1998 and 1999, the average portfolio duration was approximately five months.

5. Property and Equipment

   Property and equipment consisted of the following at December 31:

                                                                1998     1999
                                                               -------  -------
                                                               (In thousands)
Laboratory and office equipment............................... $15,063  $19,057
Leasehold improvements........................................   5,376    8,804
Construction in progress......................................     235       --
                                                               -------  -------
                                                                20,674   27,861
Less accumulated depreciation and amortization................  (8,724) (12,427)
                                                               -------  -------
Property and equipment, net................................... $11,950  $15,434
                                                               =======  =======

6. Acquisition

   On October 31, 1997, the Company acquired Amplicon Corporation ("Amplicon"), a research organization engaged principally in identifying and characterizing human genes involved in certain cancers, whereby Amplicon became a wholly owned subsidiary of Tularik (the "Acquisition"). Under the related Agreement and Plan of Merger and Reorganization, Tularik issued a total of 1,620,004 shares of Tularik Series H preferred stock and warrants to acquire an additional 245,456 shares of Tularik Series H preferred stock in exchange for all of Amplicon's outstanding capital stock. In addition, all outstanding stock options to purchase Amplicon common stock were replaced with options to purchase 29,976 shares of Tularik Series H preferred stock and warrants to purchase 4,544 shares of Series H preferred stock. Upon the completion of the Company's initial public offering in December 1999, all outstanding preferred stock converted into common stock, and all warrants and options to purchase preferred stock became exercisable for shares of common stock on a one-for-one basis. The acquisition was accounted for under the purchase method. The purchase price was approximately $18.9 million including the fair value of the Tularik Series H preferred stock and warrants as of the effective date of the Acquisition, plus direct acquisition costs. The assets and liabilities assumed by the Company were recorded based on their fair values at the date of acquisition. The purchase price was allocated $18.9 million to in- process research and development and $24,000 to net tangible assets. Management is responsible for estimating the amount allocated

                                 TULARIK INC.

to in-process research and development, which was expensed at the time of acquisition. The Company's results of operations include Amplicon's results from October 31, 1997.

   At the date of the acquisition, Amplicon's sole activity was performing basic research to identify genes that may result in the development of diagnostic and therapeutic products for the treatment of cancer. Prior to the acquisition, Amplicon had discovered over twenty novel genetic regions that are commonly mutated in human cancers and was actively searching for genes within these regions that play an important role in the development of cancer. Amplicon's efforts to identify cancer genes relied heavily on a proprietary methodology, Representational Difference Analysis, that is distinguished from other methods by its ability to identify non-inherited genetic mutations. The Representational Difference Analysis methodology is specifically applicable to the discovery of cancer genes, acquired genetic mutations and pathogens and does not have alternative future uses.

   In order to estimate the value of the cancer gene discovery project and the related methodology at the time of the acquisition, management considered a wide range of estimates of the time and resources necessary to identify, characterize, develop and obtain regulatory approval for potential cancer diagnostics and therapeutics and the related market size and potential cash flows from developed products. Management also considered the risks associated with the development process, including the inherent difficulties and uncertainties in successfully developing diagnostic and therapeutic products, thereby achieving technological feasibility, and the risk related to changes in target markets.

   The Company's analysis, performed using the income method, assumed inception of product revenues beginning in 2002. Given the high degree of uncertainty inherent in the discovery and development of diagnostic and therapeutic products, the analysis applied a risk-adjusted discount rate of 40% to the forecasted cash flows to estimate the present value of the acquired project and related methodology. Using this approach, the Company concluded that the estimated fair value of the acquired in-process research and development was $21.4 million at the date of the acquisition. Management believes that this amount did not exceed the amount a third party would have paid for the project. Accordingly, the purchase price was allocated to the tangible and intangible net assets acquired and $18.9 million was charged to acquired in-process research and development. Had a lower value been assigned to the acquired in- process research and development, the difference would have been recorded as goodwill and amortized to operating expense over future periods.

   To date, no products have been developed from this project, technological feasibility has not been proven and no corporate collaborations have been consummated based on the research at Amplicon. Accordingly, the future benefits of the ongoing research remain uncertain and the value allocated to the acquired in-process research and development was expensed at the time of acquisition.

7. License Agreement

   On September 24, 1999, we executed a license agreement with Eli Lilly under which we obtained an exclusive, worldwide, royalty-bearing license to make, use and sell pharmaceutical products containing a compound that we refer to as T64 and that was formerly known as lometrexol. In connection with this agreement, we paid $3.0 million to Eli Lilly as an initial license fee and agreed to pay specified milestones and royalties upon successful commercialization of T64. Under the agreement, Eli Lilly granted us a license to its proprietary technology relating to T64, and also a sublicense under an exclusive license granted to Eli Lilly by Princeton University relating to T64. Eli Lilly has specified obligations under the agreement to maintain the license from Princeton. Eli Lilly has the right to match the material terms of any offer made by a third party to Tularik for commercialization rights relating to T64 products. We may terminate the agreement with Eli Lilly upon written notice. Eli Lilly may terminate our license in specified major countries if we fail to use reasonable diligence to develop lometrexol products in these countries and may terminate the agreement if we fail to use appropriate diligence to develop T64 products in a predetermined number of major countries. If Eli Lilly terminates the agreement, Eli Lilly obtains a nonexclusive, royalty-bearing, worldwide license to our technical improvements to T64.

                                 TULARIK INC.

   At the date of the license agreement, T64 had completed the first of three phases of clinical trials required to seek regulatory approval from the FDA. No trials had been commenced that could have demonstrated, with statistical significance, the effectiveness of T64 as a treatment for any type of cancer. These trials, necessary to establish the technological feasibility of T64, will not be completed for at least several years. In addition, T64 has no known alternative future uses. Accordingly, the initial license payment was allocated to acquired in-process research and development and expensed at the time of the agreement.

8. Long-Term Debt and Leases

   At December 31, 1999, the Company's aggregate commitments under long-term debt and noncancelable lease arrangements are as follows:

                                                            Operating
                               Long-Term Capital  Operating Sublease
                                 Debt    Leases    Leases    Income
                               --------- -------  --------- ---------
                                          (In thousands)
     2000....................   $ 4,113  $ 1,954   $ 4,710    $(512)
     2001....................     3,769    1,289     4,627    $(257)
     2002....................     2,888      906     4,710
     2003....................     2,269      656     4,710
     2004....................        --       --     4,797
     Thereafter..............        --       --    40,093
                                -------  -------   -------    -----
     Total minimum payment
      required...............    13,039    4,805   $63,647    $(769)
                                                   =======    =====
     Less amount representing
      interest...............    (1,869)    (826)
                                -------  -------
     Present value of future
      payments...............    11,170    3,979
     Less current portion....    (3,232)  (1,820)
                                -------  -------
                                $ 7,938  $ 2,159
                                =======  =======

   Equipment and leasehold improvements financed under these arrangements are included in property and equipment and related amortization is included in depreciation expense. In 1998, the Company entered into sale and leaseback agreements covering certain laboratory equipment. No gain or loss was recognized on these transactions. The leases are classified as capital leases. The cost of assets under secured financing arrangements was $10.2 million and $20.6 million and the related accumulated depreciation and amortization was $5.0 million and $9.2 million at December 31, 1998 and 1999, respectively.

   The Company has purchased $4.0 million of corporate debt securities to secure the long-term debt facility. Accordingly, the Company has classified these investments as a restricted investment in the accompanying balance sheet.

   Rent expense, principally for leased facilities under long-term operating lease commitments, was $2.3 million, $2.4 million and $4.4 million for 1997, 1998, and 1999, respectively. The Company received $666,000 in sublease income in 1999, but did not receive any sublease income in 1997 and 1998.

9. Stockholders' Equity

 Preferred Stock

   Concurrent with the closing of the Company's initial public offering in December 1999, all outstanding shares of preferred stock converted into 26,953,539 shares of common stock of the Company.

                                 TULARIK INC.

 Common Stock

  Warrants

   A summary of warrants to purchase common stock at December 31, 1999 is as follows:

                                         Number               Terms
                                           of      Exercise    in
              Description               Warrants    Price     Years Expiration
              -----------               -------- ------------ ----- ----------
Related to the Issuance of Series F
 preferred stock....................... 253,600     $10.00      10     2006
Acquisition of Amplicon................ 296,949     $13.00      10     2007
Facility lease agreements.............. 339,570  $7.50-$13.00   10  2005-2008
                                        -------
                                        890,119
                                        =======

  Stock Awards

   During 1997, the board of directors terminated the 1991 Stock Plan ("1991 Plan") and adopted the 1997 Equity Incentive Plan and the 1997 Non-Employee Directors' Plan ("1997 Plans"). Termination of the 1991 Plan had no effect on options outstanding under that plan. The 1997 Plans provide for stock options and stock purchase rights to be granted to employees, directors and consultants. Under the Equity Incentive Plan, shares available for grant are increased by three and one-half percent of the total number of shares outstanding at the end of each year from 1997 to 2002 up to a maximum of 2,000,000 shares per year. Options granted under the Equity Incentive Plan may be incentive stock options or nonstatutory stock options. Exercise prices are determined by the board of directors and may not be less than 100% of the fair value of the Company's common stock (not less than 85% of fair value for nonstatutory stock options granted under the Equity Incentive Plan) on the date of grant. Options and purchase rights are exercisable upon grant, subject to repurchase by the Company until vested and generally vest over four years. All options expire no more than 10 years from the date of grant.

   The Company has elected to follow APB No. 25 and related Interpretations in accounting for its stock options and stock purchase rights because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options and rights.

   During the years ended December 31, 1998 and 1999, in connection with the grant of certain share options to employees, the Company recorded deferred stock compensation of $710,000 and $6.6 million, respectively, representing the difference between the exercise price and the deemed fair value of the Company's common stock on the date these stock options were granted. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense on a graded vesting method. During the years ended December 31, 1998 and 1999, the Company recorded amortization of deferred stock compensation expense of approximately $31,000 and $2.7 million, respectively. At December 31, 1999, the Company had a total of approximately $4.6 million remaining to be amortized over the corresponding vesting period of each respective option, generally four years.

   Pro forma net loss and net loss per share information is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options and rights granted subsequent to December 31, 1994 under the fair market value method of that statement. The fair value for these options and the purchase rights was estimated at the date of grant using the minimum value method, for employee stock options granted prior to the Company's initial public offering in December 1999. For employee stock option granted subsequent to the Company's initial public offering the value was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used for 1997, 1998 and 1999, respectively: risk free interest rates of 6.0%, 5.5% and 6.0%; volatility factors of the expected market price of the Company's common stock of 0.70 (for periods following the initial public offering); no

                                 TULARIK INC.

dividend yield; and a weighted-average expected life of the options of 5 years. Pro forma information follows for the years ended December 31:

                                                    1997      1998      1999
                                                  --------  --------  --------
                                                        (In thousands)
Net loss:
  As reported.................................... $(25,374) $(10,539) $(25,538)
  Pro forma...................................... $(25,692) $(11,179) $(27,571)
Net loss per share (basic and diluted):
  As reported.................................... $  (4.19) $  (1.55) $  (2.70)
  Pro forma...................................... $  (4.24) $  (1.65) $  (2.92)

   A summary of the Company's stock option activity, and related information follows:

                                                                       Weighted-
                                                                        Average
                                                           Number of   Exercise
                                                            Options      Price
                                                           ----------  ---------
Options outstanding at January 1, 1997....................  2,972,750    $0.61
  Granted.................................................  1,401,300     3.00
  Exercised...............................................   (648,422)    1.21
  Forfeited...............................................    (40,520)    1.40
                                                           ----------
Options outstanding at December 31, 1997..................  3,685,108     1.41
  Granted.................................................  2,065,700     3.00
  Exercised...............................................   (273,894)    1.32
  Forfeited...............................................   (143,567)    2.76
                                                           ----------
Options outstanding at December 31, 1998..................  5,333,347     1.99
  Granted.................................................  1,712,750     4.27
  Exercised............................................... (2,229,920)    1.99
  Forfeited...............................................   (571,986)    2.91
                                                           ----------
Options outstanding at December 31, 1999..................  4,244,191    $2.80
                                                           ==========

   An analysis of options outstanding at December 31, 1999, is as follows:

                         Options Outstanding                     Options Vested
                 ------------------------------------------   ------------------------
                                  Weighted
                                   Average       Weighted                   Weighted
                  Number of       Remaining      Average      Number of     Average
  Exercise         Options       Contractual     Exercise      Options      Exercise
    Price        Outstanding        Life          Price        Vested        Price
  --------       -----------     -----------     --------     ---------     --------
$0.03--$ 0.93     1,190,157         4.91          $0.50         968,899      $0.52
   $ 2.50            53,000         6.92           2.50          41,542       2.50
   $ 3.00         2,790,284         8.63           3.00         579,567       3.00
$9.90--$18.50       210,750         9.94          13.12             291      12.83
                  ---------                                   ---------
$0.03--$18.50     4,244,191         7.62          $2.80       1,590,299      $1.48
                  =========                                   =========

   The weighted-average fair value of options granted during 1997, 1998 and 1999 was $0.76, $0.70 and $5.22 respectively.

   The information above does not include 13,449 options with exercise prices from $0.70 to $0.95 granted to employees in connection with the Acquisition and 25,000 options with exercise prices from $0.50 to $3.00 granted outside of the Company's stock option plans.

                                 TULARIK INC.

  Stock Subject to Repurchase

   As of December 31, 1998 and 1999, the Company had 1,004,050, and 724,722 shares of common stock outstanding, respectively, which were subject to the Company's lapsing right of repurchase in the event the holder's association with the Company terminates. These shares are the result of the exercise of unvested stock options by employees and shares of common stock sold to a board member which vest over the four-year period of the board member's term. The shares which relate to the exercise of unvested stock options will vest over the four-year vesting period of the underlying exercised stock options.

  1999 Employee Stock Purchase Plan

   In November 1999, the Company adopted its 1999 Employee Stock Purchase Plan (the "Purchase Plan"), authorizing the issuance of common stock through purchase rights granted to employees or to employees of affiliates, if any. The purchase plan authorizes the issuance of a total of 500,000 shares of common stock. This reserve amount will be increased each January 1 beginning January 1, 2001, by the lesser of 500,000 shares of common stock or 1% of the number of shares of common stock outstanding on that date. However, the board of directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. As of December 31, 1999, no common stock had been issued under the Purchase Plan.

  Reserved Shares

   Shares of common stock reserved for future issuance were as follows at December 31:

                                                               1998      1999
                                                            ---------- ---------
Warrants:
  Warrants outstanding.....................................  1,078,382   890,119
  Reserved for future issuance.............................      3,051     2,961
Stock plans:
  Options outstanding......................................  5,351,447 4,244,191
  Reserved for future grants...............................  1,737,772 2,242,210
  Stock Purchase Plan......................................         --   500,000
Convertible preferred stock:
  Issued and outstanding................................... 26,903,885        --
                                                            ---------- ---------
                                                            35,074,537 7,879,481
                                                            ========== =========

   The information above does not include 13,449 options granted to employees in connection with the Acquisition and 25,000 options granted outside of the Company's stock option plans.

10. Related Party Transactions

   During the years ended December 31, 1997, 1998 and 1999, the Company loaned stockholders $194,000, $357,000 and $650,000, respectively. The loans were made in connection with relocation and housing. The loans bear interest rates that range from interest-free to 6.1% and certain of the loans provide for forgiveness based on continued employment. The loans are full-recourse and amounts forgiven have been recorded as compensation expense. These amounts exclude loans made in connection with stock option exercises which have been recorded in stockholders' equity in the accompanying financial statements.

11. Employee Savings Plan

   The Company has an employee savings plan, which permits substantially all employees to participate and to make contributions by salary reductions as provided in section 401(k) of the Internal Revenue Code. In 1998,

                                 TULARIK INC.

the Company began matching a percentage of employee contributions up to a specified amount in the form of Tularik common stock. Under this plan, the Company contributed 34,235 and 39,931 shares of common stock to employee savings accounts and recognized compensation expense of $188,000 and $309,000 in 1998 and 1999, respectively.

12. Income Taxes

   As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $59.6 million and $7.8 million. The Company also had federal and state research and other tax credit carryforwards of approximately $2.3 million and $1.7 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2007 through 2019, if not utilized. The state of California net operating loss carryforwards will expire in the year 2000 through 2004, if not utilized.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets are as follows at December 31:

                                                               1998      1999
                                                             --------  --------
                                                              (In thousands)
Deferred Tax Assets:
  Net operating loss carryforwards.......................... $ 13,200  $ 20,700
  Research and other credits................................    3,000     3,800
  Capitalized research expenses.............................    3,200     2,400
  Depreciation..............................................    1,200     1,100
  Other.....................................................       --     1,600
                                                             --------  --------
    Total Deferred Tax Assets...............................   20,600    29,600
Valuation Allowance.........................................  (20,600)  (29,600)
                                                             --------  --------
    Net Deferred Taxes...................................... $     --  $     --
                                                             ========  ========

   Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7.1 million and $9.0 million during the years ended December 31, 1998 and 1999, respectively.

   Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

13. Supplemental Cash Flow Information

   Selected cash payments and noncash activities were as follows for the years ended December 31:

                                                            1997   1998  1999
                                                           ------- ---- ------
                                                             (In thousands)
Cash paid during the period for interest.................. $   549 $508 $1,136
Supplemental disclosure of noncash investing and
 financing:
Equipment and leasehold improvements financed under
 capital leases........................................... $ 1,185 $ -- $   --
Common stock issued for notes receivable.................. $   263 $149 $1,405
Issuance of preferred stock and warrants in connection
 with Acquisition......................................... $18,276 $ -- $   --

                                 TULARIK INC.

14. Subsequent events (unaudited)

   In January 2000, the collaboration with Sumitomo to fund research and development in the field of hypercholesterolemia expired. In March 2000, Taisho terminated its collaboration with Tularik. Tularik will receive exclusive, worldwide, royalty-free rights to all products identified in the collaboration.

   In March 2000, Tularik issued 1,875,000 shares of common stock at a net price of $33.50 per share raising approximately $62.8 million.

Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item with respect to our Annual Meeting of Stockholders will be contained in our definitive Proxy Statement, under the captions "Election of Directors--Nominees," and "Security Ownership of Certain Beneficial Owners and Management--Compliance with the Reporting Requirement of
Section 16(a)," and is incorporated by reference.

 Executive Officers and Directors

   The following table sets forth the names, ages and positions of the executive officers and directors as of December 31, 1999:

Name                         Age                      Position
----                         ---                      --------
David V. Goeddel, Ph.D......  48 Chief Executive Officer and Director
Andrew J. Perlman, M.D.,
 Ph.D.......................  52 Executive Vice President
Corinne H. Lyle.............  39 Vice President, Chief Financial Officer
William J. Rieflin..........  39 Vice President, General Counsel and Secretary
Terry J. Rosen, Ph.D........  40 Vice President, Research Operations
Pieter B.M.W.M. Timmermans,      Vice President, Pharmacology and Preclinical
 Ph.D.......................  50 Development
A. Grant Heidrich, III......  47 Chairman of the Board of Directors
Mark J. Levin...............  49 Director
Paul A. Marks, M.D..........  73 Director
Edward R. McCracken.........  56 Director
Steven L. McKnight, Ph.D....  50 Director
Peter J. Sjostrand, M.D.....  53 Director

   David V. Goeddel, Ph.D. co-founded Tularik in November 1991 and has served as a member of the Board since inception and as our Chief Executive Officer since April 1996. From April 1996 to December 1997, Dr. Goeddel served as our President and from inception to March 1996, Dr. Goeddel served as our Vice President, Research. Dr. Goeddel was the first scientist hired by Genentech, Inc. and from 1978 to 1993 served in various positions, including Genentech Fellow, Staff Scientist and Director of Molecular Biology. Dr. Goeddel's pioneering work in the field of gene cloning and expression of human proteins has been the basis for five significant marketed therapeutics developed by Genentech, including human insulin, human growth hormone, interferon-alpha, interferon-gamma and tissue plasminogen activator. Based on his contributions in gene cloning and expression of human proteins, Dr. Goeddel was elected to the National Academy of Sciences and the American Academy of Arts and Sciences. Since 1998, Dr. Goeddel has served on the board of directors of Pharma Vision 2000 AG, an investor in Tularik. Dr. Goeddel holds a Ph.D. in Biochemistry from the University of Colorado and subsequently performed postdoctoral research at Stanford Research Institute.

   Andrew J. Perlman, M.D., Ph.D. has served as our Executive Vice President since September 1999. From November 1997 to September 1999, Dr. Perlman served as our Vice President, Medical Research and Corporate Development. From January 1993 to November 1997, Dr. Perlman served as our Vice President of Medical Research. Prior to joining Tularik, Dr. Perlman held senior clinical research positions at Genentech, Inc. Previously, Dr. Perlman served as a faculty member in the Department of Medicine at Stanford University. Dr. Perlman is a director of SangStat Medical Corporation. Dr. Perlman holds an M.D. degree and Ph.D. in Physiology from New York University.

   Corinne H. Lyle has served as our Vice President, Chief Financial Officer since October 1998. From April 1996 to August 1998, Ms. Lyle was an investment banker at Warburg Dillon Read LLC. Previously, Ms. Lyle was with PaineWebber Incorporated and Kidder Peabody & Co. Incorporated as an investment banker. Ms. Lyle holds an M.B.A. from Harvard Business School.

   William J. Rieflin has served as our Vice President, General Counsel and Secretary since August 1996. From May 1992 to July 1996, Mr. Rieflin worked at AMSCO International, Inc., serving in various positions, including Vice President-Human Resources, General Counsel and Secretary. Previously, Mr. Rieflin was an associate at the law firm of Sidley & Austin. Mr. Rieflin holds a J.D. from Stanford Law School and an M.B.A. from the University of Chicago Graduate School of Business.

   Terry J. Rosen, Ph.D. has served as our Vice President, Research Operations since October 1996. From June 1996 to October 1996, Dr. Rosen served as our Vice President, Medicinal Chemistry and from October 1993 to June 1996 he served as our Director, Medicinal Chemistry. Prior to joining Tularik, Dr. Rosen worked at Pfizer Inc and Abbott Laboratories. Dr. Rosen holds a Ph.D. in Organic Chemistry from the University of California, Berkeley.

   Pieter B.M.W.M. Timmermans, Ph.D. has served as our Vice President, Pharmacology and Preclinical Development since January 1997. From June 1984 to December 1996, Dr. Timmermans worked at the DuPont Merck Pharmaceutical Company, and its predecessor, E.I. DuPont de Nemours & Company, serving in various positions including Vice President of Drug Discovery and Senior Vice President of Research. While at DuPont, Dr. Timmermans led the team that discovered the nonpeptide angiotensin II receptor antagonist, Cozaar, which is currently marketed by Merck. Dr. Timmermans holds a Ph.D. in Pharmacology from the University of Amsterdam.

   A. Grant Heidrich, III has served as a member of our board of directors since November 1991 and as Chairman since February 2000. Mr. Heidrich joined Mayfield Fund in 1982 and is currently a general partner of Mayfield Fund. Mr. Heidrich is a member of the board of directors of Millennium Pharmaceuticals, Inc. Mr. Heidrich holds an M.B.A. from Columbia University Graduate School of Business.

   Mark J. Levin has served as a member of our board of directors since November 1991. From November 1991 to March 1992, Mr. Levin served as our Chief Executive Officer. Since November 1994, he has served as the Chief Executive Officer of Millennium Pharmaceuticals, Inc. and has served as a member of its board of directors since its inception in 1993 and as its Chairman of the Board since March 1996. Previously, Mr. Levin was a partner at Mayfield. Mr. Levin serves on the board of directors of CytoTherapeutics Inc. He received an M.S. in Biomedical Engineering from Washington University, St. Louis.

   Paul A. Marks, M.D. has served as a member of our board of directors since December 1993. He is currently President Emeritus and Member, Memorial Sloan-Kettering Cancer Center. From July 1980 to December 1999, Dr. Marks was the President and Chief Executive Officer of Memorial Sloan-Kettering Cancer Center, a member of the Sloan-Kettering Institute for Cancer Research, and Attending Physician of Memorial Hospital for Cancer and Allied Diseases. Previously, Dr. Marks was Vice President for Health Sciences and Director of the Cancer Center at Columbia University Medical Center. Dr. Marks is a member of the National Academy of Sciences and the Institute of Medicine, and is a Fellow of the American Academy of Arts and Sciences. Dr. Marks serves as a director of several Dreyfus Funds and is Director-Emeritus of Pfizer Inc. He received his M.D. from the College of Physicians and Surgeons, Columbia University in 1949.

   Edward R. McCracken has served as a member of our board of directors since August 1993. From 1984 to 1998, Mr. McCracken served as Chief Executive Officer of Silicon Graphics, Inc. Prior to joining Silicon Graphics Mr. McCracken spent 16 years with Hewlett-Packard Company, where he worked in a variety of senior management positions. Mr. McCracken serves as chairman of The PRASAD Project, a charitable foundation, and serves on the board of National Semiconductor Corporation and Minnesota Mining and Manufacturing Company. Mr. McCracken holds an M.B.A. from Stanford University.

   Steven L. McKnight, Ph.D. co-founded Tularik in November 1991 and has served as a member of our board of directors since inception. From September 1992 to September 1995, Dr. McKnight served as our Director, Biology. Dr. McKnight has been a part-time employee of, or a consultant to, Tularik since January 1996. He now serves as Professor and Chairman of the Department of Biochemistry at the University of Texas Southwestern Medical Center since 1995. Previously, Dr. McKnight was an investigator at the Howard Hughes Medical Institute at the Carnegie Institution of Washington. Dr. McKnight is recognized as one of the world leaders in gene regulation based in part on his discovery of leucine zipper proteins. Dr. McKnight is a member of the National Academy of Sciences and the American Association of Arts and Sciences.

   Peter J. Sjostrand, M.D. has served as a member of our board of directors since October 1996. Dr. Sjostrand is a partner of the BZ Group of Switzerland and is a member of the Board of Pharma Vision 2000 AG. Before joining the BZ Group, Dr. Sjostrand held various senior level positions with Astra AB from 1975 to 1993, including Executive Vice President, Chief Financial Officer and Regional Director, Americas. Dr. Sjostrand received his M.D. from Karolinska Institute in Stockholm, Sweden. Dr. Sjostrand also serves on the board of AGA AB.

   Our executive officers are appointed by our board of directors and serve until their successors are elected or appointed. There are no family relationships among any of our directors or executive officers. No director has a contractual right to serve as a member of our board of directors.

Item 11. Executive Compensation

   The information required by this item will be contained in our definitive Proxy Statement with respect our Annual Meeting of Stockholders, under the caption "Executive Compensation," and is hereby incorporated by reference

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item will be contained in the our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, under the captain "Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

   The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, under the caption "Certain Transactions," and is hereby incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)  The following documents are filed as part of this report:

      1. Financial Statements--See Index to Consolidated Financial Statements in Item 8 of the report.

      2. Financial Statement Schedules. None.

      3. Exhibits.

  3.1+    Amended and Restated Certificate of Incorporation of Registrant.

  3.2+    Amended and Restated Bylaws of Registrant.

  4.1+    Specimen Common Stock Certificate.

  4.2+    Amended and Restated Registration Rights Agreement, dated August 15,
          1999, between Registrant and holders of Registrant's Series A, Series
          B, Series C, Series D, Series E, Series F and Series G preferred stock and holders of warrants to purchase Registrant's common stock or Series H preferred stock.

  4.3+ Investor Rights Agreement, dated October 31, 1997, between Registrant and holders of Registrant's Series H preferred stock.

 10.1+*** Form of Indemnity Agreement.

 10.2+*** 1991 Stock Plan and related documents.

 10.3+*** 1997 Equity Incentive Plan and related documents.

 10.4+*** 1997 Non-Employee Directors' Stock Option Plan and related documents.

 10.5+*** 1999 Employee Stock Purchase Plan.

 10.6*+   Collaboration Agreement between Registrant and Sumitomo
          Pharmaceuticals Co., Ltd., dated January 31, 1995, as amended March
          13, 1997.

 10.7     Reserved.

 10.8*+   Amended and Restated Collaboration and License Agreement between
          Registrant and Merck & Co., Inc., dated December 22, 1996.

 10.9*+ Research Collaboration and License Agreement between Registrant and the Roche Bioscience division of Syntex (U.S.A.) Inc., dated July 8,
          1997, as amended on December 19, 1997.

 10.10*+  Research Agreement between Registrant and Cold Spring Harbor
          Laboratory, dated October 3, 1997.

 10.11*+  License Agreement between Registrant and Cold Spring Harbor
          Laboratory, dated October 3, 1997.

 10.12*+  Collaboration Agreement between Registrant and Knoll AG, dated
          November 1, 1998.

 10.13*+  Preliminary Research, Development and Marketing Agreement between
          Registrant and Japan Tobacco Inc., dated September 8, 1998.

 10.14*+  Preliminary Research, Development and Marketing Agreement between
          Registrant and Japan Tobacco Inc., dated September 20, 1998.

 10.15*+  Screening Agreement between Registrant and Japan Tobacco Inc., dated
          August 23, 1999.

 10.16*+ Licensing Agreement between Registrant and Eli Lilly and Company, dated September 24, 1999.

 10.17+   Stock Purchase Agreement between Registrant and the 1987 Swanson
          Family Trust, dated June 20, 1996, as amended August 17, 1996.


 10.18+  Sublease between Registrant and AGY Therapeutics, Inc., dated January
         25, 1999.

 10.19+  Sublease between Registrant and Coulter Pharmaceuticals, Inc., dated
         May 1, 1999.

 10.20+  Sublease between Registrant and IGEN International, Inc., dated August
         20, 1999.

 10.21+  Lease Agreement between Leonard Racanelli and The Rosa Racanelli 1998
         Trust, dated July 23, 1998

 10.22+  Sublease between Registrant and GeneSoft Inc., dated November 16,
         1998.

 10.23+ Lease Agreement between Registrant and Brittania Developments, Inc., dated April 20, 1995.

 10.24+ Lease Agreement between Registrant and Brittania Developments, Inc., dated February 10, 1998.

 10.25+  Agreement and General Release between Registrant and John P.
         McLaughlin, dated September 30, 1999.

 10.26++ Amplicon Corp. Stock Option Plan.

 10.27++ Tularik Matching Plan.

 22.1+   List of Subsidiaries.

 23.1**  Consent of Ernst & Young LLP, Independent Auditors.
 24.1**  Power of Attorney (included on signature pages hereto).

 27.1+++ Financial Data Schedule.

--------
  * Confidential treatment has been granted as to specific portions.
 ** Filed herewith.
*** Management contract or arrangement.
  + Filed as an exhibit to the registrant's Registration Statement on Form S-1
    No. 333-89177, and incorporated herein by reference.
 ++ Filed as an exhibit to the registrant's Registration Statement on Form S-8
    No. 333-95605 and incorporated herein by reference.
+++ Filed as an exhibit to the registrant's Registration Statement on Form S-1
    No. 333-30978, and incorporated therein by reference.

   (b) The Company did not file any reports on Form 8-K during 1999.

   (c) Exhibits

     See Item 14(a) above.

   (d) Financial Statement Schedule

     See Item 14(a) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                          Tularik Inc.

                                                  /s/ David V. Goeddel
                                          By: _________________________________
                                                     David V. Goeddel
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENT, that the persons whose signatures appear below each severally constitutes and appoints David V. Goeddel and Corinne H. Lyle, and each of them, as true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do, or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

       /s/ David V. Goeddel          Chief Executive Officer And     March 29, 2000
____________________________________ Director (Principal
          David V. Goeddel           Executive Officer)

       /s/ Corinne H. Lyle           Chief Financial Officer         March 29, 2000
____________________________________ (Principal Finance and
          Corinne H. Lyle            Accounting Officer)

    /s/ A. Grant Heidrich, III       Director                        March 29, 2000
____________________________________
       A. Grant Heidrich, III

        /s/ Mark J. Levin            Director                        March 29, 2000
____________________________________
           Mark J. Levin

        /s/ Paul A. Marks            Director                        March 29, 2000
____________________________________
           Paul A. Marks

     /s/ Edward R. McCracken         Director                        March 29, 2000
____________________________________
        Edward R. McCracken

      /s/ Steven L. McKnight         Director                        March 29, 2000
____________________________________
         Steven L. McKnight

      /s/ Peter J. Sjostrand         Director                        March 29, 2000
____________________________________
         Peter J. Sjostrand