Form 10-Q
period 2000-03-31
TULARIK INC
filed 2000-05-12
CIK 889057

                                     FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                        Commission file number: 000-28347

                                   TULARIK INC.
             (Exact name of Registrant as specified in its charter)

       Delaware                                              94-3148800
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                               Two Corporate Drive
                      South San Francisco, California 94080
               (Address of principal executive offices) (Zip code)

                                 (650) 825-7000
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         As of April 12, 2000, 47,721,214 shares of the registrant's common stock were outstanding.


                                       I

                                  TULARIK INC.
                                      INDEX

                                                                                                                       Page No.
PART I.  FINANCIAL INFORMATION                                                                                           1

   Item 1.   Financial Statements........................................................................................1
     Consolidated Balance Sheets                                                                                         1
     Consolidated Statements of Operations                                                                               2
     Consolidated Statements of Cash Flows                                                                               3
     Notes to Consolidated Financial Statements                                                                          4

   Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.........................5

   Item 3. Quantitative and Qualitative Disclosures about Market Risk....................................................8

Part II.  OTHER INFORMATION                                                                                              8

   Item 2. Changes in Securities and Use of Proceeds.....................................................................8

   Item 4. Submission of Matters to a Vote of Security Holders...........................................................9
     (a) Election of Directors                                                                                           9
     (b) Ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending
         December 31, 2000.                                                                                              9
     (c) Approval of a Certificate of Amendment to the Company's Restated Articles of Incorporation to increase the
         authorized number of shares of capital stock from 70,000,000 to 150,000,000.                                    9

   Item 5.   Other Information...........................................................................................9

   Item 6. Exhibits and Reports on Form 8-K.............................................................................10
     (a) Exhibits                                                                                                       10
     (b) Reports on Form 8-K                                                                                            11

   Signatures...........................................................................................................11

                                       II

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                                  TULARIK INC.

                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                     March 31,           December 31,
                                      ASSETS                                            2000               1999 (1)
                                                                                  -----------------     ----------------
                                                                                    (unaudited)
Current assets:
     Cash and cash equivalents                                                           $ 111,753             $ 95,269
     Investments                                                                           124,804              107,760
     Prepaid expenses and other current assets                                               2,950                3,103
                                                                                  -----------------     ----------------
       Total current assets                                                                239,507              206,132

Property and equipment, net                                                                 15,607               15,434
Other investments                                                                           18,979                2,050
Restricted investments                                                                       4,000                4,000
Other assets                                                                                 4,106                2,822
                                                                                  -----------------     ----------------
Total assets                                                                             $ 282,199            $ 230,438
                                                                                  =================     ================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                                     $  1,899               $  807
     Accrued compensation and related liabilities                                            1,457                1,769
     Accrued liabilities                                                                     3,264                2,724
     Current portion of long-term debt and capital lease
      obligations                                                                            5,132                5,052
     Deferred revenue                                                                        9,982               11,227
                                                                                  -----------------     ----------------
       Total current liabilities                                                            21,734               21,579

Long-term debt and capital lease obligations, non-current                                    8,793               10,097
Other non-current liabilities                                                                3,845                1,193
Commitments
Stockholders' equity:
     Convertible preferred stock; $.001 par value; 5,000,000
        shares authorized; none issued and outstanding                                           -                    -
     Common stock; $.001 par value; 65,000,000
        shares authorized; issued and outstanding
        47,420,964 and 44,835,844, respectively                                                 47                   45
     Additional paid-in capital                                                            359,916              291,114
     Notes receivable from stockholders                                                     (1,398)              (1,609)
     Deferred compensation, net                                                             (3,815)              (4,586)
     Accumulated deficit                                                                  (106,923)             (87,395)
                                                                                  -----------------     ----------------
       Total stockholders' equity                                                          247,827              197,569
                                                                                  -----------------     ----------------
Total liabilities and stockholders' equity                                               $ 282,199            $ 230,438
                                                                                  =================     ================


     The accompanying notes are an integral part of these consolidated financial statements.
   (1) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                  TULARIK INC.

                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)

                                                                                              Three months ended
                                                                                                  March 31,
                                                                                          2000                1999
                                                                                     ----------------   ------------------
                                                                                       (unaudited)         (unaudited)
Revenue:
      Collaborative research and development                                                $  5,676             $  5,944

Operating expenses:
      Research and development                                                                14,995               10,066
      General and administrative                                                               2,058                1,369
      Amortization of deferred stock compensation                                                776                  223
      Charge for acceleration of stock and option vesting                                      5,396                    -
                                                                                     ----------------   ------------------
                                                                                              23,225               11,658
                                                                                     ----------------   ------------------

Loss from operations                                                                         (17,549)              (5,714)

Interest income                                                                                3,179                1,555
Interest expense                                                                                (357)                (165)
                                                                                     ----------------   ------------------

Loss before the cumulative effect of a change
      in accounting principle                                                                (14,727)              (4,324)

Cumulative effect of a change in accounting
      principle                                                                               (4,800)                   -
                                                                                     ----------------   ------------------

Net loss                                                                                    $(19,527)            $ (4,324)
                                                                                     ================   ==================

BASIC AND DILUTED AMOUNTS PER SHARE:
Loss before the cumulative effect of a change in accounting
         principle                                                                          $  (0.33)            $  (0.59)
                                                                                     ================   ==================

Cumulative effect of a change in accounting principle                                       $  (0.11)            $      -
                                                                                     ================   ==================

Net loss                                                                                    $  (0.44)            $  (0.59)
                                                                                     ================   ==================

Weighted average shares used in computing
   basic and diluted net loss per share                                                   44,671,923            7,313,356
                                                                                     ================   ==================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  TULARIK INC.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                         For the three months ended
                                                                                                  March 31,
                                                                                           2000               1999
                                                                                     -----------------   ----------------
                                                                                       (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                             $        (19,527)      $     (4,324)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                                              1,004                818
     Amortization of deferred stock compensation                                                  776                223
     Noncash stock compensation                                                                 5,917                  -
     Changes in assets and liabilities:                                                             -                  -
         Other assets                                                                          (1,131)              (655)
         Accounts payable and accrued liabilities                                               1,427                207
         Deferred revenue                                                                       1,300               (819)
                                                                                     -----------------   ----------------
            Net cash used in operating activities                                             (10,234)            (4,550)
                                                                                     -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investments                                                                      76,640             43,413
Purchases of investments                                                                     (110,613)           (32,513)
Acquisition of property and equipment                                                          (1,177)            (3,893)
                                                                                     -----------------   ----------------
            Net cash provided by (used in) investing activities                               (35,150)             7,007
                                                                                     -----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term obligations                                                              (1,224)              (571)
Proceeds from note receivables from stockholders                                                  211                  2
Proceeds from issuances of common stock, net                                                   62,881                278
                                                                                     -----------------   ----------------
            Net cash provided by (used in) financing activities                                61,868               (291)
                                                                                     -----------------   ----------------

Net increase in cash and cash equivalents                                                      16,484              2,166

Cash at the beginning of the period                                                            95,269             53,398
                                                                                     -----------------   ----------------
Cash at the end of the period                                                        $        111,753       $     55,564
                                                                                     =================   ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

        TULARIK INC.

Notes to Consolidated Financial Statements
(unaudited)

Basis of Presentation

         The unaudited consolidated financial statements of Tularik Inc.("Tularik" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 2000 and the Company's consolidated results of operations for the three-month periods ended March 31, 2000 and 1999. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

         The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

         These financial statements and the notes accompanying them should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999. Stockholders are encouraged to review the Form 10-K for a broader discussion of the Company's business and the opportunities and risks inherent in the Company's business. Copies of the Form 10-K are available from the Company on request.

Revenue Recognition

         Collaborative research and development agreements provide for periodic payments in support of the Company's research activities. Collaboration revenue is recognized as earned based on actual costs incurred or as milestones are achieved. Research support payments received in advance of work performed are recorded as deferred revenue. The Company previously recognized nonrefundable technology access fees as revenue when received and when all contractual obligations of the Company relating to the fees had been fulfilled. Effective January 1, 2000, the Company changed its method of accounting for nonrefundable technology access fees to recognize such fees over the term of the related research collaboration agreement. The Company believes that the change in accounting principle is preferable based on guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The $4.8 million cumulative effect of a change in accounting principle was reported as a charge in the quarter ended March 31, 2000. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the collaborative research and development agreements. During the quarter ended March 31, 2000, the impact of the change in accounting principle was to increase net loss by $4.4 million, or $0.10 per share, comprised of the $4.8 million cumulative effect of the change as described above ($0.11 per share), net of the $0.4 million of the related deferred revenue that was recognized as revenue during the quarter ($0.01 per share). The remainder of the related deferred revenue will be recognized in revenue approximately as follows: $1.2 million over the remainder of 2000, $1.6 million in 2001, $1.1 million in 2002, and $0.5 million in 2003. Had the change in accounting principle been adopted as of January 1, 1999, income for the quarter ended March 31, 1999 would have increased by $0.4 million, or $0.05 per weighted-average share of common stock outstanding for the period ended March 31, 1999.

Net Loss Per Share

         The following table sets forth the computation of the Company's basic and diluted net loss per share (in thousands, except per share amounts):

                                                              Three months ended
                                                                   March 31,
                                                         2000                  1999
                                                     ------------           ----------
Numerator - net loss                                 $   (19,527)           $   (4,324)
                                                     ============           ==========

Denominator for basic and
  diluted net loss per share -
  weighted-average shares outstanding                     44,672                 7,313
                                                     ============           =========

Basic and diluted net loss per share                 $     (0.44)           $    (0.59)
                                                     ============           ==========

         Outstanding options and warrants to purchase in aggregate 4,452,090 shares of common stock at March 31, 2000 and 6,398,741 shares of common stock at March 31, 1999 were excluded from diluted earnings calculations for the periods ended March 31, 2000 and 1999 respectively because inclusion of options and warrants would have an anti-dilutive effect on losses in these periods. At March 31, 2000, 544,130 shares of common stock were subject to repurchase.

Common Stock Offering

         The Company received net proceeds of approximately $71.3 million from the issuance of 1,875,000 shares of common stock on March 27, 2000, including proceeds received in April 2000 in connection with the exercise of the underwriters' overallotment option to purchase 281,250 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

         Some statements contained in this Quarterly Report on Form 10-Q are forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, are included, for example, in the discussions about:

           - the Company's strategy;
           - sufficiency of the Company's cash resources;
           - revenues from existing and new collaborations;
           - product development;
           - the Company's research and development and other expenses; and
           - the Company's operational and legal risks.

         These statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied in those statements. Factors that could cause these differences include, but are not limited to, those discussed below, including under "Liquidity and Capital Resources" and "Risk Factors," and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, including under "Business--Risk Factors."

Company Overview

         Tularik is engaged in the discovery and development of a broad range of novel and superior orally available drugs based on gene regulation. Tularik programs address cancer, CMV, diabetes, obesity, inflammation, allergy/asthma, hypercholesterolemia and bacterial diseases, and a class of targets known as orphan nuclear receptors. Tularik has established strategic partnerships with Japan Tobacco Inc., Roche Bioscience and Knoll AG.

Operating Results

         The Company had a net loss of $19.5 million for the three-month period ended March 31, 2000 compared to a net loss of $4.3 million in the corresponding quarter of 1999. Included in the loss for the quarter ended March 31, 2000 were non-cash charges of $4.8 million related to the cumulative effect of a change in accounting principle (see notes to the financial statements) and $5.4 million for the acceleration of vesting of certain options and restricted stock. Excluding these one-time charges, net loss for the quarter ended March 31, 2000 would have been $9.3 million or $0.21 per share.

         Revenue from collaborative research and development for the first quarter of 2000 was $5.7 million, compared to 1999 first quarter revenue of $5.9 million. Revenue for the three months ended March 31, 2000 primarily included collaborative revenue from Japan Tobacco in obesity/diabetes and orphan nuclear receptors, Knoll AG in obesity and Roche Bioscience in inflammation.

         Total operating costs and expenses for the quarters ended March 31, 2000 and 1999 were $17.8 million, excluding the effect of a non-cash charge of $5.4 million related to the acceleration of vesting of certain options and restricted stock, and $11.7 million respectively. For the current quarter, spending for research and development increased to $15.0 million in 2000 from $10.1 million in 1999. The year-to-year increase for the three-month period was due largely to increased numbers of pre-clinical and clinical studies for T67 and T607, Tularik's leading cancer drug candidates, as well as manufacturing costs for T64, Tularik's third cancer drug candidate. For the three-month periods ended March 31, 2000 and 1999, respectively, general and administrative expenses increased to $2.1 million from $1.4 million, primarily as a result of increased legal patent fees, professional service fees associated with operating as a publicly traded company and stock-based consultant fees.

         Interest income increased to $3.2 million in the quarter ended March 31, 2000 from $1.6 million in the comparable quarter of 1999. This increase was principally due to the Company's higher cash, cash equivalent and investment balances during the 2000 period as a result of investing net proceeds of approximately $104.7 million from the Company's December 1999 initial public offering.

Liquidity and Capital Resources

         Since inception, the Company's primary sources of funds have been the sale of equity securities, non-equity payments from collaborators and interest income. Combined cash, cash equivalents and investments (both current and non-current) totaled $253.2 million at March 31, 2000, an increase of $50.3 million from December 31, 1999. The increase was due to proceeds of approximately $62.9 million from the issuance of common stock in a public offering offset by $10.2 million in cash operating expenses, $1.2 million in capital expenditures and $1.2 million in repayment of debt. Included in the cash used by operating activities was $2.2 million received from collaborators.

          The Company's forecast of the period of time through which financial resources will be adequate to support the Company's operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. The Company believes that existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support the Company's current operating plan through the end of 2003. The Company has based this estimate on assumptions that may prove to be wrong. The Company's future capital requirements will depend on many factors, including:

-    the progress of the Company's research activities;
-    the number and scope of the Company's research programs;
- the progress of the Company's pre-clinical and clinical development activities;
-    the progress of the development efforts of the Company's collaborators;
- the Company's ability to establish and maintain current and new collaboration and licensing arrangements;
- the Company's ability to achieve milestones and receive funding under collaboration arrangements;

- the costs involved in enforcing patent claims and other intellectual property rights;
-    the costs and timing of regulatory approvals; and
-    the costs of establishing sales, marketing and distribution capabilities.

         Future capital requirements will also depend on the extent to which the Company acquires or invests in businesses, products and technologies. Until the Company can generate sufficient levels of cash from the Company's operations, which the Company does not expect to achieve for at least several years, the Company expects to finance future cash needs through the sale of equity securities, strategic collaborations and debt financing as well as interest income earned on cash balances. The Company cannot assure stockholders that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, this financing will be obtained on terms favorable to the Company or the Company's stockholders. Insufficient funds may require the Company to delay, scale back or eliminate some or all of the Company's research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose or may adversely affect the Company's ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

         The Company's cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. The Company selects investments that maximize interest income to the extent possible given these two constraints. The Company satisfies its liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying the Company's investments among a variety of high credit-quality issuers.

Risk Factors

         An investment in the Company's common stock is risky. Investors should carefully consider the following risks, as well as further description and discussion of these risks contained in the "Business--Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which description and discussion is incorporated herein by reference: If the Company continues to incur operating losses for a period longer than anticipated, the Company may be unable to continue operations; because the Company's products are in an early stage of development, there is a high risk of failure; the progress and results of the Company's animal and human testing are uncertain; because the Company must obtain regulatory approval to market its products in the United States and foreign jurisdictions, the Company cannot predict whether or when it will be permitted to commercialize its products; failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay the Company's key product development programs and its research and development efforts; the drug discovery methods that the Company employs are relatively new and may not lead to the development of drugs; if the Company cannot maintain its current corporate collaborations and enter into new corporate collaborations, its product development could be delayed; if the Company does not realize value from its retained commercialization rights, the Company may not achieve its commercial objectives; if the Company's competitors develop and market products that are more effective than the Company's own products, the Company's commercial opportunity will be reduced or eliminated; because it is difficult and costly to protect its proprietary rights, the Company cannot ensure their protection; if the Company is unable to contract with third parties to manufacture its products in sufficient quantities and at an acceptable cost, the Company may be unable to meet demand for its products and lose potential revenues; if the Company is unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, the Company will not be able to commercialize products; the Company's ability to generate revenues will be diminished if it fails to obtain acceptable prices or an adequate level of reimbursement for its products from third-party payors; if conflicts arise between the Company's collaborators, advisors or directors and the Company, they may act in their self-interest, which may be adverse to the investors' best interests; if the Company fails to obtain the capital necessary to fund its operations, it will be unable to successfully develop products; if product liability lawsuits are successfully brought against the Company, the Company may incur substantial liabilities and may be required to limit commercialization of its products; and if the Company uses biological and hazardous materials in a manner that causes injury or violates the law, the Company may be liable for damages.

         If any of the foregoing or other risks actually occur, the Company's business could be harmed. In that case, the trading price of the Company's common stock could decline, and investors might lose all or part of their investment. The risks and uncertainties described above are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company, or that the Company currently sees as immaterial, may also harm the Company's business. If any of these additional risks or uncertainties occur, the trading price of the Company's common stock could decline, and investors might lose all or part of their investment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         The Company's exposure to market risk is principally limited to its cash equivalents and investments that have maturities of less than two years. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in the Company's investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. The Company currently does not hedge interest rate exposure.

Part II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

         The Company's Registration Statement on Form S-1 (Registration No. 333-30978) with respect to its recent follow-on public offering was declared effective on March 27, 2000. In a public offering lead managed by Lehman Brothers, J.P. Morgan and Co., Chase H&Q, Thomas Weisel Partners LLC and Warburg Dillon Read LLC, the Company registered a total of 2,875,000 shares of common stock. The Company sold an aggregate of 2,156,250 shares of common stock and selling stockholders sold an aggregate of 718,750 shares of common stock at a public offering price of $35.125 per share. Gross proceeds to the Company were $75,738,281.

         Including proceeds received in April 2000 in connection with the exercise of underwriters' overallotment option, the Company received net proceeds of approximately $71,310,386 after deducting offering expenses of $4,427,896, including underwriting discounts and commissions of $3,502,896 and other offering expenses of $925,000.

         None of the offering expenses represented direct or indirect payments to directors, officers or general partners of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

         The Company intends to use the net proceeds of the offering for research and development and general corporate purposes and is currently assessing the specific uses and allocations for these funds. None of the net proceeds of the offering is expected to be paid to directors, officers or general partners of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on April 26, 2000. At such meeting the following actions were voted upon:

(a) Election of Directors

                                          For          Withheld
                                     -------------    ----------
David V. Goeddel, Ph.D.                30,063,636        3,127
Grant Heidrich, III                    30,063,636        3,127
Mark J. Levin                          29,788,486      278,277
Edward R. McCracken                    30,062,436        4,327
Steven L. McKnight, Ph.D.              30,058,536        8,227
Paul A. Marks, M.D.                    30,040,103       26,660
Peter J. Sjstrand                      30,063,541        3,222


(b) Ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.

For                         Against                 Abstentions            Broker Non-Votes
---                         -------                 -----------            ----------------
30,053,489                   150                      13,124                     0

(c) Approval of a Certificate of Amendment to the Company's Restated Articles of Incorporation to increase the authorized number of shares of capital stock from 70,000,000 to 150,000,000.

For                          Against               Abstentions             Broker Non-Votes
---                          -------               -----------             ----------------
29,803,173                   235,897                   27,693                    0


Item 5.   Other Information

Clinical Trial Update

         The Company currently has three drug candidates in its cancer program that are undergoing clinical testing.

         T67. Tularik's scientists have discovered T67, a cancer compound that binds irreversibly to tubulin, the cellular building block of microtubules, which are essential to cell division. T67 disrupts microtubule function, causing the cell to die and potentially resulting in tumor shrinkage. Since cancer cells divide more rapidly than normal cells and microtubules are essential for cell division, cancer cells are more sensitive than normal cells to treatment with drugs that target tubulin. This concept has been proven clinically by other tubulin-active agents, such as paclitaxel and vincristine; however, over time, many tumors become resistant to these drugs.

         T67 causes tumor shrinkage in a variety of human tumors implanted into mice. T67 retains its activity against those tumors and cell lines that are multiple drug resistant. In contrast, these multiple drug resistant cells and tumors were resistant to paclitaxel, vinblastine and doxorubicin. T67 demonstrates enhanced activity when used in combination with cisplatin against the MX-1 mammary tumor implanted into mice. T67 is currently in advanced phase 1 clinical trials. A total of four studies based on varying dosing regimens are ongoing at major medical centers in the United States and the United Kingdom. To date, the Company has enrolled 53 patients and has observed dose-limiting toxicities of myelosuppression and neuropathy. The Company has enrolled additional patients at lower dose levels with various dosing schedules. These dose levels are sufficient to induce anti-tumor activity in animals. The Company has also observed a partial response in a patient with liver cancer. Assuming that a tolerable dose and schedule can be identified for repeat administration, the Company expects to initiate a number of phase 2 clinical trials to determine anti-tumor activity. These studies are expected to begin during the third quarter of 2000 and to encompass the following tumor types: gliomas, breast cancer, non-small cell lung cancer, liver cancer and possibly lymphoma or colorectal cancer. In the event that T67 has sufficient activity in refractory tumor types for which no other treatment exists, T67 may be a potential candidate for accelerated approval by the FDA.

         T607. In the first quarter of 2000, the Company began phase 1 clinical trials in the United States and the United Kingdom for T607, an analog of T67. This drug also binds irreversibly to tubulin. Animal studies indicate that T607 is different from T67 in that T607 may be given by rapid injection, or bolus, and it also has a reduced propensity to enter the brain. This may be a desirable feature for treatment of peripheral tumors. To date, the Company has enrolled seven patients and has not observed any dose-limiting toxicities. The Company has observed a partial response in a patient with Non-Hodgkin's lymphoma. Tularik intends to evaluate three different dosing schedules of T607 in phase 1 clinical trials. Tularik has been granted approval in Canada for its third phase 1 clinical study that is expected to begin in the second quarter of 2000.

         T64 (FORMERLY KNOWN AS LOMETREXOL). Tularik has licensed from Eli Lilly a cancer drug candidate that the Company refers to as T64. T64 is an antifolate, a class of drugs that disrupt the synthesis of DNA and have been validated for use in the treatment of cancer. For example, methotrexate, which acts by a mechanism of action similar to that of T64, has been used extensively in the treatment of breast, bladder and head and neck cancers. Eli Lilly conducted phase 1 trials of T64 both with and without folic acid supplementation. Several deaths were observed in phase 1 trials of T64. However, patients treated with T64 who received oral supplementation with folic acid demonstrated greatly improved tolerance to the drug.

         During the course of phase 1 clinical trials, Eli Lilly observed a total of five partial responses and one complete response in different tumor types and in different centers and countries. Partial responses were noted for patients with melanoma, breast cancer, soft tissue sarcoma, ovarian cancer and non-small cell lung cancer. Despite the fact that it is unusual to see complete responses in phase 1 clinical trials because patients enrolling in these trials tend to be heavily pre-treated and are typically at an advanced stage in the progression of their disease, Eli Lilly noted a complete response lasting more than 18 months in a patient with head and neck cancer.

         Tularik anticipates commencing phase 2 clinical trials of T64 in 2000 and has submitted five phase 2 and four phase 1 protocols relating to T64 for review by various ethics committees among 35 sites internationally. Phase 2 studies are expected to encompass the following malignancies: head and neck cancer, melanoma, soft tissue sarcoma, breast cancer and non-small cell lung cancer. The primary endpoint of these studies will be efficacy, as assessed by response rate.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

  EXHIBIT
  NUMBER

3.1.1    Amended and Restated Certificate of Incorporation of Registrant

3.2+     Amended and Restated Bylaws of Registrant

27       Financial data schedule

+ Filed as an exhibit to the registrant's Registration Statement on Form S-1 No. 333-89177, and incorporated herein by reference.

          (b) Reports on Form 8-K

                  None.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TULARIK INC.

May 12, 2000                          by:     /s/ David V. Goeddel
                                        ------------------------------------
                                                 David V. Goeddel
                                                 Chief Executive Officer

May 12, 2000                          by:    /s/ Corinne H. Lyle
                                        ------------------------------------
                                        Corinne H. Lyle
                                        Chief Financial Officer