Form 10-Q
period 2000-06-30
TULARIK INC
filed 2000-08-11
CIK 889057

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                      OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

          As of June 30, 2000, 47,880,903 shares of the registrant's common stock were outstanding.

                                 TULARIK INC.
                                     INDEX

                                                                                                        Page No.
PART I.    FINANCIAL INFORMATION                                                                            3

   Item 1. Financial Statements.....................................................................        3
     Consolidated Balance Sheets....................................................................        3
     Consolidated Statements of Operations..........................................................        4
     Consolidated Statements of Cash Flows..........................................................        5
     Notes to Consolidated Financial Statements.....................................................        6

   Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations....        7

   Item 3. Quantitative and Qualitative Disclosures about Market Risk...............................       10

Part II.   OTHER INFORMATION........................................................................       10

   Item 5. Other Information........................................................................       10

   Item 6. Exhibits and Reports on Form 8-K.........................................................       11
     (a) Exhibits...................................................................................       11
     (b) Reports on Form 8-K........................................................................       11

   Signatures.......................................................................................       11

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 TULARIK INC.

                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                                      June 30,           December 31,
                                      ASSETS                                            2000               1999 (1)
                                                                                  -----------------     ----------------
Current assets:                                                                     (unaudited)
     Cash and cash equivalents                                                           $ 103,282            $  95,269
     Marketable securities                                                                 151,246              107,760
     Prepaid expenses and other current assets                                               3,349                3,103
                                                                                  -----------------     ----------------
       Total current assets                                                                257,877              206,132

Property and equipment, net                                                                 17,855               15,434
Non-current marketable securities                                                           36,626                    -
Restricted investments                                                                       2,055                4,000
Other assets                                                                                 5,301                4,872
                                                                                  -----------------     ----------------
Total assets                                                                             $ 319,714            $ 230,438
                                                                                  =================     ================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                    $     894            $     807
     Accrued compensation and related liabilities                                            2,476                1,769
     Accrued liabilities                                                                     4,580                2,724
     Current portion of long-term debt and capital lease
      obligations                                                                            6,022                5,052
     Deferred revenue                                                                       21,340               11,227
                                                                                  -----------------     ----------------
       Total current liabilities                                                            35,312               21,579

Long-term debt and capital lease obligations, non-current                                   10,788               10,097
Other non-current liabilities                                                               22,998                1,193
Commitments
Stockholders' equity:
     Convertible preferred stock; $.001 par value; 5,000,000
        shares authorized; none issued and outstanding                                           -                    -
     Common stock; $.001 par value; 145,000,000
        shares authorized; issued and outstanding
        47,880,903 and 44,835,844, respectively                                                 48                   45
     Additional paid-in capital                                                            369,698              291,114
     Notes receivable from stockholders                                                     (1,372)              (1,609)
     Deferred compensation, net                                                             (3,218)              (4,586)
     Accumulated deficit                                                                 ( 114,540)             (87,395)
                                                                                  -----------------     ----------------
       Total stockholders' equity                                                          250,616              197,569
                                                                                  -----------------     ----------------
Total liabilities and stockholders' equity                                               $ 319,714            $ 230,438
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

                                 TULARIK INC.

                     Consolidated Statements of Operations
                (In thousands, except share and per share data)

                                                                           Three months ended                 Six months ended
                                                                                June 30,                          June 30,
                                                                          2000             1999             2000            1999
                                                                      (unaudited)       (unaudited)     (unaudited)      (unaudited)
Revenue:
     Collaborative research and development                           $     5,824       $     6,049     $    11,500      $   11,993

Operating expenses:
     Research and development                                              14,452            10,885          29,447          20,951

     General and administrative                                             2,477             1,279           4,535           2,648

     Amortization of deferred stock compensation                              597               617           1,373             840

     Charge for acceleration of stock and option vesting                        -                 -           5,396               -
                                                                      -----------       -----------     -----------      ----------
                                                                           17,526            12,781          40,751          24,439
                                                                      -----------       -----------     -----------      ----------

Loss from operations                                                      (11,702)           (6,732)        (29,251)        (12,446)

     Interest income                                                        4,419             1,449           7,598           3,004

     Interest expense                                                        (335)             (272)           (692)           (437)
                                                                      -----------       -----------     -----------      ----------

     Loss before the cumulative effect of a change
       in accounting principle                                             (7,618)           (5,555)        (22,345)         (9,879)

     Cumulative effect of a change in accounting
       principle                                                                -                 -          (4,800)              -
                                                                      -----------       -----------     ------------     ----------
     Net loss                                                         $    (7,618)      $    (5,555)    $   (27,145)     $   (9,879)
                                                                      ===========       ===========     ============     ==========

     Basic and diluted amounts per share:
     -----------------------------------

       Loss before cumulative effect of a change in accounting
     principle                                                        $     (0.16)      $     (0.76)    $     (0.49)     $    (1.37)
                                                                      ===========       ===========     ===========      ==========

       Cumulative effect of a change in accounting principle                    -                 -     $     (0.10)              -
                                                                      ===========       ===========     ===========      ==========

       Net loss                                                       $     (0.16)      $     (0.76)    $     (0.59)     $    (1.37)
                                                                      ===========       ===========     ===========      ==========


      Weighted average shares used in computing
       basic and diluted net loss per share                            47,247,554         7,307,089      45,960,720       7,198,168
                                                                      ===========       ===========    ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                 TULARIK INC.

                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                         For the six months ended
                                                                                                  June 30,
                                                                                           2000              1999
                                                                                     -------------       -------------
                                                                                       (unaudited)         (unaudited)
Cash flows from operating activities:
Net Loss                                                                             $   (27,145)        $    (9,879)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                                         2,246               1,808
     Amortization of deferred stock compensation                                           1,373                 840
     Noncash stock compensation                                                            6,156                 250
     Changes in assets and liabilities:
         Other assets                                                                       (375)             (1,285)
         Accounts payable and accrued liabilities                                          2,757              (2,293)
         Deferred revenue                                                                 31,811              (1,575)

                                                                                     -------------       -------------
            Net cash provided by (used in) operating activities                           16,823             (12,134)
                                                                                     -------------       -------------

Cash flows from investing activities:

Maturities of marketable securities                                                      193,357              60,876
Purchases of marketable securities                                                      (271,824)            (69,808)
Acquisition of property and equipment                                                     (4,667)             (5,798)

                                                                                     -------------       -------------
            Net cash used in investing activities                                        (83,134)            (14,730)
                                                                                     -------------       -------------

Cash flows from financing activities:

Payments of long-term obligations                                                         (2,525)             (1,417)
Proceeds from issuance of long-term obligations                                            4,186               9,995
Proceeds from notes receivable from stockholders                                             237                   -
Proceeds from issuances of common stock, net                                              72,426               1,227

                                                                                     -------------       -------------
            Net cash provided by financing activities                                     74,324               9,805
                                                                                     -------------       -------------

Net increase (decrease) in cash and cash equivalents                                       8,013             (17,059)

Cash at the beginning of the period                                                       95,269              53,398
                                                                                     -------------       -------------

Cash at the end of the period                                                        $   103,282         $    36,339
                                                                                     =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                                 TULARIK INC.

                  Notes to Consolidated Financial Statements
                                  (unaudited)

Basis of Presentation

          The unaudited consolidated financial statements of Tularik Inc.("Tularik" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 2000 and the Company's consolidated results of operations for the three-month and six-month periods ended June 30, 2000 and 1999. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

Revenue Recognition

          Collaborative research and development agreements provide for periodic payments in support of the Company's research activities. Collaboration revenue is recognized as earned based on actual costs incurred or as milestones are achieved. Research support payments received in advance of work performed are recorded as deferred revenue. The Company previously recognized nonrefundable technology access fees as revenue when received and when all contractual obligations of the Company relating to the fees had been fulfilled. As reported in Form 10-Q for the first quarter of 2000 and effective January 1, 2000, the Company changed its method of accounting for nonrefundable technology access fees to recognize such fees over the term of the related research collaboration agreement. The Company believes that the change in accounting principle is preferable based on guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The $4.8 million cumulative effect of a change in accounting principle was reported as a charge in the quarter ended March 31, 2000 and is reflected as a charge for the six months ended June 30, 2000. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the collaborative research and development agreements. For the six months ended June 30, 2000, the impact of the change in accounting principle was to increase net loss by $4.0 million, or $0.09 per share, comprised of the $4.8 million cumulative effect of the change as described above ($0.10 per share), net of the $0.8 million of the related deferred revenue that was recognized as revenue during the six-month period ($0.02 per share). For the three months ended June 30, 2000, the impact of the change in accounting principle was to decrease net loss by $0.4 million, or $0.01 per share. The remainder of the related deferred revenue will be recognized in revenue approximately as follows: $0.8 million over the remainder of 2000, $1.6 million in 2001, $1.1 million in 2002, and $0.5 million in 2003. Had the change in accounting principle been adopted as of January 1, 1999, income for the three and six months ended June 30, 1999 would have increased respectively by $0.4 and $0.8 million, or $0.05 and $0.11 per diluted share of common stock.

Reclassifications

          Certain financial statement items have been reclassified to conform to the current quarter's format. These reclassifications had no impact on previously reported net losses.

Net Loss Per Share

          The following table sets forth the computation of the Company's basic and diluted net loss per share (in thousands, except per share amounts):

                                                            Three months ended            Six months ended
                                                                 June 30,                     June 30,
                                                             2000        1999           2000          1999
                                                          ---------    ---------     ----------    -----------
Numerator:
 Net loss                                                 $  (7,618)   $  (5,555)    $  (27,145)   $    (9,879)
                                                          =========    =========     ==========    ===========

Denominator:
 Weighted average shares of common outstanding               47,731        7,697         46,501          7,646
 Less: weighted average shares subject to repurchase           (483)        (390)          (540)          (448)
                                                          ---------    ---------     ----------    -----------

 Weighted average shares used in computing basic
  and diluted net loss per share                             47,248        7,307         45,961          7,198
                                                          =========    =========     ==========    ===========

Basic and diluted net loss per share                      $   (0.16)   $   (0.76)    $    (0.59)   $     (1.37)
                                                          =========    =========     ==========    ===========

          Outstanding options and warrants to purchase in aggregate 5,503,922 shares of common stock at June 30, 2000 and 7,059,987 shares of common stock at June 30, 1999 were excluded from diluted earnings calculations for the periods ended June 30, 2000 and 1999 respectively because inclusion of options and warrants would have an anti-dilutive effect on losses in these periods. At June 30, 2000, 410,682 shares of common stock were subject to repurchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

          Some statements contained in this Quarterly Report on Form 10-Q are forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, are included, for example, in the discussions about:

           . the Company's strategy;
           . sufficiency of the Company's cash resources;
           . revenues from existing and new collaborations;
           . product development;
           . the Company's research and development and other expenses; and . the Company's operational and legal risks.

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

Company Overview

          Tularik is engaged in the discovery and development of a broad range of novel and superior orally available drugs based on gene regulation. Tularik programs address cancer, CMV, diabetes, obesity, inflammation, allergy/asthma, lipid disorders and bacterial diseases, and a class of targets known as orphan nuclear receptors. Tularik has established strategic partnerships with Japan Tobacco Inc., Roche Bioscience and Knoll AG.

Operating Results

          For the three months ended June 30, 2000, Tularik incurred a net loss of $7.6 million compared to a net loss of $5.6 million for the same period in 1999. For the six months ended June 30, 2000, Tularik incurred a net loss of $27.1 million compared to a net loss of $9.9 million for the same period in 1999.

Included in the loss for the six months ended June 30, 2000 were non-cash charges of $4.8 million related to the cumulative effect of a change in accounting principle (see notes to the financial statements) and $5.4 million for the acceleration of vesting of certain options and restricted stock. 1999 earnings per diluted share amounts do not reflect preferred stock that converted to common stock at the initial public offering in December 1999.

         Revenues from collaborative research and development for the three and six months ended June 30, 2000 were $5.8 and $11.5 million respectively, compared to 1999 three and six month revenues of $6.0 and $12.0 million, respectively. Revenue for the three months ended June 30, 2000 primarily included research payments from Japan Tobacco and Knoll AG in obesity, Japan Tobacco in orphan nuclear receptors and Roche in inflammation, but included only one month of revenue from a new collaborative agreement with Japan Tobacco in the metabolic disease area that was signed in May 2000. Tularik has been notified by Japan Tobacco that Japan Tobacco will exercise its contractual right to terminate the agreement with respect to the Tularik obesity/diabetes program in September 2000. During 1999, Tularik received an aggregate of $4.5 million from this agreement and will recognize approximately $3.3 million in revenue in 2000 from this agreement of which approximately $2.1 million in revenue was recognized in the six months ending June 30, 2000 and $1.2 million in revenue will be recognized in the third quarter of 2000.

         Total operating expenses for the quarters ended June 30, 2000 and 1999 were $17.5 and $12.8 million, respectively. Total operating expenses for the six months ended June 30, 2000 were $35.4 million, excluding the effect of a non-cash charge of $5.4 million related to the acceleration of vesting of certain options and restricted stock, against $24.4 million for the same period in 1999.

         Total research and development expenses for the three months and six months ended June 30, 2000 increased to $14.5 and $29.4 million, respectively, from $10.9 and $21.0 million for the same periods in 1999, primarily due to increased numbers of preclinical and clinical studies, as well as manufacturing costs for Tularik's cancer drug candidates T67, T607 and T64.

         Total general and administrative expenses for the three months and six months ended June 30, 2000 increased to $2.5 and $4.5 million, respectively, from $1.3 and $2.6 million for the same periods in 1999, primarily due to a commission fee associated with the signing of the new research collaboration with Japan Tobacco and to non-cash, stock-based consultant compensation.

         Interest income increased to $4.4 million in the quarter ended June 30, 2000 from $1.4 million in the comparable quarter of 1999 and to $7.6 million in the six months ended June 30, 2000 from $3.0 million in the respective period of 1999. These increases were principally due to the Company's higher cash, cash equivalent and investment balances during the 2000 periods as a result of investing net proceeds of approximately $104.7 and $71.3 million from the Company's December 1999 and March 2000 public offerings.

Liquidity and Capital Resources

         Since inception, the Company's primary sources of funds have been the sale of equity securities, non-equity payments from collaborators and interest income. Combined cash, cash equivalents and investments (both current and non-current) totaled $291.2 million at June 30, 2000, an increase of $88.1 million from December 31, 1999. The increase was due to proceeds of approximately $72.6 million from the issuance of common stock, $16.8 million of net cash from operations, $4.2 million of cash from issuance of debt and $1.7 million in net investments that are no longer restricted offset by $4.7 million in capital expenditures and $2.5 million in repayment of debt. Included in net cash provided by operating activities was $36.4 million received from collaborators during the second quarter of 2000.

         On June 1, 2000, Tularik Inc. and Japan Tobacco Inc. entered into a broad collaborative agreement for the discovery, development and commercialization of products for the treatment of metabolic diseases. Under the terms of the agreement, Tularik has formed a wholly-owned subsidiary to conduct the research portion of the collaboration. The research conducted by the subsidiary is independent from any research programs that currently exist at Tularik or Japan Tobacco. The subsidiary is located in South San Francisco, California.

          Japan Tobacco has made a $34.2 million payment to Tularik and has agreed to make additional research and other payments to Tularik of up to approximately $37.0 million during the five year term of the research programs. Expenses incurred in conjunction with the development and commercialization of any compound identified by the subsidiary will be shared equally by the parties. Tularik and Japan Tobacco will also share equally all profit from the commercialization of any compound identified by the subsidiary during the collaboration. Each party may elect to terminate its co-development obligations with respect to, and profit sharing interest in, a given collaboration product. In such case, the other party may continue to develop and commercialize such product at its expense, subject to an obligation to pay a royalty on sales of such product to the party that terminated its co-development of such product. Japan Tobacco has the option to purchase the subsidiary at various times.

          The Company's forecast of the period of time through which financial resources will be adequate to support the Company's operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. The Company believes that existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support the Company's current operating plan through the end of 2003. The Company has based this estimate on assumptions that may prove to be wrong. The Company's future capital requirements will depend on many factors, including:

 .    the progress of the Company's research activities;
 .    the number and scope of the Company's research programs;
 .    the progress of the Company's pre-clinical and clinical development activities;
 .    the progress of the development efforts of the Company's
     collaborators;
 .    the Company's ability to establish and maintain current and new collaboration and licensing arrangements;
 .    the Company's ability to achieve milestones and receive funding under collaboration arrangements;
 .    the costs involved in enforcing patent claims and other intellectual property rights;
 .    the costs and timing of regulatory approvals; and
 .    the costs of establishing sales, marketing and distribution capabilities.

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

Part II. OTHER INFORMATION

Item 5.  Other Information

Clinical Trial Update

         The Company currently has three drug candidates in its cancer program that are undergoing clinical testing. Tularik has recently commenced phase I/II efficiency clinical trials for its lead anti-cancer drug candidate, T67. For its second anti-cancer drug candidate, T607, Tularik has initiated phase I studies in the U.S., the United Kingdom and Canada. In addition, in the second quarter of 2000, Tularik initiated a phase II study with T64, its third anti-cancer drug candidate. Early in the third quarter of 2000, Tularik also initiated a phase I combination study with T64.

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

  EXHIBIT
  NUMBER

  3.1.1#       Amended and Restated Certificate of Incorporation of Registrant

  3.2+         Amended and Restated Bylaws of Registrant

  10.28* Collaboration agreement between Registrant and Japan Tobacco Inc. dated June 1, 2000

  10.29* License agreement between Registrant and Tularik Pharmaceutical Company dated June 1, 2000

  10.30* Option agreement among Registrant, Japan Tobacco Inc. and Tularik Pharmaceutical Company dated June 1, 2000

  27           Financial data schedule

  # Filed as an exhibit to the registrant's Form 10-Q for the quarter ended
    March 31, 2000, and incorporated herein by reference

  + Filed as an exhibit to the registrant's Registration Statement on Form S-1
    No. 333-89177, and incorporated herein by reference

  * Confidential treatment has been requested as to specific portions

          (b) Reports on Form 8-K

              None.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TULARIK INC.

August 10, 2000                          by: /s/ David V. Goeddel
                                         ------------------------------------
                                         David V. Goeddel
                                         Chief Executive Officer

August 10, 2000                          by: /s/ Corinne H. Lyle
                                         ------------------------------------
                                         Corinne H. Lyle
                                         Chief Financial Officer