Form 10-Q
period 2000-09-30
TULARIK INC
filed 2000-11-07
CIK 889057

                                     FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     As of September 30, 2000, 48,086,399 shares of the registrant's common stock were outstanding.

                                  TULARIK INC.
                                     INDEX

                                                                                                                  Page No.
                                                                                                                  --------
PART I.  FINANCIAL INFORMATION...........................................................................................3

   Item 1.   Financial Statements........................................................................................3
     Consolidated Balance Sheets.........................................................................................3
     Consolidated Statements of Operations...............................................................................4
     Consolidated Statements of Cash Flows...............................................................................5
     Notes to Consolidated Financial Statements..........................................................................6

   Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.........................8

   Item 3. Quantitative and Qualitative Disclosures about Market Risk...................................................11

Part II.  OTHER INFORMATION.............................................................................................11


   Item 5.   Other Information..........................................................................................11

   Item 6. Exhibits and Reports on Form 8-K.............................................................................12
     (a) Exhibits.......................................................................................................12
     (b) Reports on Form 8-K............................................................................................12

   Signatures...........................................................................................................12

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                   TULARIK INC.

                                            Consolidated Balance Sheets
                                         (In thousands, except share data)

                                                                                   September 30,         December 31,
                                      ASSETS                                            2000               1999 (1)
                                                                                  -----------------     ----------------
                                                                                     (unaudited)
Current assets:
     Cash and cash equivalents                                                           $ 125,009             $ 95,269
     Marketable securities                                                                 136,314              107,760
     Prepaid expenses and other current assets                                               4,353                3,103
                                                                                  -----------------     ----------------
       Total current assets                                                                265,676              206,132

Property and equipment, net                                                                 18,030               15,434
Non-current marketable securities                                                           23,916                    -
Restricted investments                                                                       2,003                4,000
Other assets                                                                                28,650                4,872
                                                                                  -----------------     ----------------
Total assets                                                                             $ 338,275            $ 230,438
                                                                                  =================     ================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                     $  1,854               $  807
     Accrued compensation and related liabilities                                            2,174                1,769
     Accrued liabilities                                                                     4,723                2,724
     Current portion of long-term debt and capital lease
      obligations                                                                            5,731                5,052
     Deferred revenue                                                                       22,959               11,227
                                                                                  -----------------     ----------------
       Total current liabilities                                                            37,441               21,579

Long-term debt and capital lease obligations, non-current                                    9,575               10,097
Other non-current liabilities                                                               21,413                1,193
Commitments
Stockholders' equity:
     Convertible preferred stock; $.001 par value; 5,000,000
        shares authorized; none issued and outstanding                                           -                    -
     Common stock; $.001 par value; 145,000,000
        shares authorized; issued and outstanding
        48,086,399 and 44,835,844, respectively                                                 48                   45
     Additional paid-in capital                                                            371,590              291,114
     Notes receivable from stockholders                                                     (1,285)              (1,609)
     Deferred compensation, net                                                             (2,728)              (4,586)
     Accumulated other comprehensive income                                                 23,513                    -
     Accumulated deficit                                                                  (121,292)             (87,395)
                                                                                  -----------------     ----------------
       Total stockholders' equity                                                          269,846              197,569
                                                                                  -----------------     ----------------
Total liabilities and stockholders' equity                                               $ 338,275            $ 230,438
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

                                                   TULARIK INC.

                                       Consolidated Statements of Operations
                                  (In thousands, except share and per share data)

                                                                       Three months ended                Nine months ended
                                                                          September 30,                    September 30,
                                                                      2000             1999             2000            1999
                                                                  (unaudited)       (unaudited)     (unaudited)      (unaudited)
Revenue:
     Collaborative research and development                             $ 7,144          $ 5,863         $ 18,644         $17,856

Operating expenses:
     Research and development                                            15,936           13,904           45,383          34,855

     General and administrative                                           2,091            1,255            6,626           3,903

     Amortization of deferred stock compensation                            490              880            1,863           1,720

     Charge for acceleration of stock and option vesting                      -                -            5,396               -
                                                                 ---------------   --------------  ---------------  --------------
                                                                         18,517           16,039           59,268          40,478
                                                                 ---------------   --------------  ---------------  --------------


Loss from operations                                                    (11,373)         (10,176)         (40,624)        (22,622)

     Interest income                                                      5,027            1,334           12,625           4,338

     Interest expense                                                      (406)            (233)          (1,098)           (670)
                                                                 ---------------   --------------  ---------------  --------------


     Loss before the cumulative effect of a change
       in accounting principle                                           (6,752)          (9,075)         (29,097)        (18,954)

     Cumulative effect of a change in accounting
       principle                                                              -                -           (4,800)              -
                                                                 ---------------   --------------  ---------------  --------------
     Net loss                                                           $(6,752)         $(9,075)       $ (33,897)      $ (18,954)
                                                                 ===============   ==============  ===============  ==============

     BASIC AND DILUTED AMOUNTS PER SHARE:
       Loss before cumulative effect of a change in
     accounting principle                                               $ (0.14)         $ (1.16)         $ (0.63)        $ (2.57)
                                                                 ===============   ==============  ===============  ==============

       Cumulative effect of a change in accounting
     principle                                                                -                -          $ (0.10)              -
                                                                 ===============   ==============  ===============  ==============

       Net loss                                                         $ (0.14)         $ (1.16)         $ (0.73)        $ (2.57)
                                                                 ===============   ==============  ===============  ==============

       Weighted average shares used in computing
        basic and diluted net loss per share                         47,622,581        7,812,843       46,516,258       7,387,943
                                                                 ===============   ==============  ===============  ==============

     The accompanying notes are an integral part of these consolidated financial statements.

                                                   TULARIK INC.

                                       Consolidated Statements of Cash Flows
                                                  (In thousands)

                                                                                          For the nine months ended
                                                                                                September 30,
                                                                                           2000               1999
                                                                                     -----------------   ----------------
                                                                                       (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                             $   (33,897)        $   (18,954)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization                                                           3,560               2,731
   Amortization of deferred stock compensation                                             1,863               1,720
   Noncash stock compensation                                                              6,534                 515
   Changes in assets and liabilities:
      Other assets                                                                           835              (1,663)
      Accounts payable and accrued liabilities                                             3,558               1,762
      Deferred revenue                                                                    31,845               2,312

                                                                                     -----------------   ----------------
         Net cash provided by (used in) operating activities                              14,298             (11,577)
                                                                                     -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of marketable securities                                                      264,977              74,699
Purchases of marketable securities                                                      (317,800)            (99,689)
Acquisition of property and equipment                                                     (6,156)             (8,531)

                                                                                     -----------------   ----------------
         Net cash used in investing activities                                           (58,979)            (33,521)
                                                                                     -----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term obligations                                                         (4,029)             (2,495)
Proceeds from issuance of long-term obligations                                            4,186              10,087
Proceeds from notes receivable from stockholders                                             324                   -
Proceeds from issuances of common stock, net                                              73,940               1,377

                                                                                     -----------------   ----------------
         Net cash provided by financing activities                                        74,421               8,969
                                                                                     -----------------   ----------------

Net increase (decrease) in cash and cash equivalents                                      29,740             (36,129)

Cash at the beginning of the period                                                       95,269              53,398
                                                                                     -----------------   ----------------

Cash at the end of the period                                                        $   125,009         $    17,269
                                                                                     =================   ================

     The accompanying notes are an integral part of these consolidated financial statements.

        TULARIK INC.

Notes to Consolidated Financial Statements
(unaudited)

Basis of Presentation

     The unaudited consolidated financial statements of Tularik Inc.("Tularik" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 2000 and the Company's consolidated results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

Revenue Recognition

     Collaborative research and development agreements provide for periodic payments in support of the Company's research activities. Collaboration revenue is recognized as earned based on actual costs incurred or as milestones are achieved. Research support payments received in advance of work performed are recorded as deferred revenue. The Company previously recognized nonrefundable technology access fees as revenue when received and when all contractual obligations of the Company relating to the fees had been fulfilled. As reported in Form 10-Q for the first quarter of 2000 and effective January 1, 2000, the Company changed its method of accounting for nonrefundable technology access fees to recognize such fees over the term of the related research collaboration agreement. The Company believes that the change in accounting principle is preferable based on guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The $4.8 million cumulative effect of a change in accounting principle was reported as a charge in the quarter ended March 31, 2000 and is reflected as a charge for the nine months ended September 30, 2000. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the collaborative research and development agreements. For the nine months ended September 30, 2000, the impact of the change in accounting principle was to increase net loss by $3.6 million, or $0.08 per share, comprised of the $4.8 million cumulative effect of the change as described above ($0.10 per share), net of the $1.2 million of the related deferred revenue that was recognized as revenue during the nine-month period ($0.02 per share). For the three months ended September 30, 2000, the impact of the change in accounting principle was to decrease net loss by $0.4 million, or $0.01 per share. The remainder of the related deferred revenue will be recognized in revenue approximately as follows: $0.4 million in the fourth quarter of 2000, $1.6 million in 2001, $1.1 million in 2002, and $0.5 million in 2003. Had the change in accounting principle been adopted as of January 1, 1999, income for the three and nine months ended September 30, 1999 would have increased respectively by $0.4 and $1.2 million, or $0.05 and $0.16 per diluted share of common stock.

Reclassifications

     Certain financial statement items have been reclassified to conform to the current quarter's format. These reclassifications had no impact on previously reported net losses.

Net Loss Per Share

     The following table sets forth the computation of the Company's basic and diluted net loss per share (in thousands, except per share amounts):

                                                            Three months ended           Nine months ended
                                                               September 30,               September 30,
                                                             2000         1999          2000           1999
                                                          -----------  -----------   ------------  -------------
Numerator:
 Net loss                                                   $(6,752)    $ (9,075)     $ (33,897)     $ (18,954)
                                                          ===========  ===========   ============  =============

Denominator:
 Weighted average shares of common stock outstanding         47,997        7,985         47,001          7,856
 Less: weighted average shares subject to                      (374)        (172)          (485)          (468)
repurchase
                                                         -----------  -----------   ------------  -------------

 Weighted average shares used in computing basic
  and diluted net loss per share                             47,623        7,813         46,516          7,388
                                                          ===========  ===========   ============  =============

Basic and diluted net loss per share                         $(0.14)      $(1.16)       $ (0.73)       $ (2.57)
                                                          ===========  ===========   ============  =============

     Outstanding options and warrants to purchase in aggregate 5,563,132 shares of common stock at September 30, 2000 and 6,971,056 shares of common stock at September 30, 1999 were excluded from diluted earnings calculations for the periods ended September 30, 2000 and 1999, respectively, because inclusion of options and warrants would have an anti-dilutive effect on losses in these periods. At September 30, 2000, 335,039 shares of common stock were subject to repurchase.

Comprehensive Income

     Comprehensive income is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses on Tularik's equity investments, which were reported separately in stockholders' equity, are included in accumulated other comprehensive income. Comprehensive income (loss) and its components for the three- and nine-month periods ended September 30, 2000 and 1999 are as follows (in thousands):

                                         Three months ended           Nine months ended
                                            September 30,               September 30,
                                          2000         1999           2000          1999
                                       -----------  -----------   ------------- -------------
 Net loss                                 $(6,752)    $(9,075)       $(33,897)     $(18,954)
 Change in unrealized
    gain on equity investments             23,513           -          23,513             -
                                       -----------  -----------   ------------- -------------
 Comprehensive income (loss)             $ 16,761     $(9,075)       $(10,384)     $(18,954)
                                       ===========  ===========   ============= =============

Recent Pronouncements

     In July 1999, the Financial Accounting Standards Board, or FASB, announced the delay of the effective date of Statement of Financial Accounting Standards 133, or FAS 133, "Accounting for Derivative Instruments and Hedging Activities," for one year, to the first quarter of 2001. Also, in June 2000, the FASB issued FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." FAS 133 as amended by FAS 138 is intended to be comprehensive guidance on accounting for derivatives and hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under FAS 133 and 138. The impact of FAS 133 and 138 on our financial position and results of operations is not expected to be material.

     On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," which provides guidance on several implementation issues related to Accounting Principles Board Opinion No.
25. The most significant of which are clarification of the definition of employee for purposes of applying Opinion 25 and the accounting for options that have been repriced. Under the interpretation, the employer-employee relationship would be based on case law and Internal Revenue Service regulations. The FASB granted an exception to this definition for outside directors. Under the interpretation, a modification that reduces the exercise price of a fixed stock option award, commonly referred to as repricing, effectively changes the terms of the award to a variable award subject to compensation expense. We currently do not have any options that have been repriced. The impact of the interpretation on our financial position and results of operations is not material.

     In June 2000, the Securities and Exchange Commission delayed the implementation date of Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements," until no later than the fourth quarter of 2000. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We adopted SAB 101 in the first quarter of 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 1999 financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999. Operating results are not necessarily indicative of results that may occur in future periods.

     Some statements contained in this Quarterly Report on Form 10-Q are forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, are included, for example, in the discussions about:

        . the Company's strategy;
        . the progress of the Company's research programs, including its clinical testing;
        . sufficiency of the Company's cash resources;
        . revenues from existing and new collaborations;
        . product development;
        . the Company's research and development and other expenses; and . the Company's operational and legal risks.

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

Company Overview

     Tularik is engaged in the discovery and development of a broad range of novel and superior orally available drugs based on gene regulation. Tularik programs address cancer, CMV disease, diabetes, obesity, inflammation, immune disorders, lipid disorders and bacterial diseases, and a class of targets known as orphan nuclear receptors. Tularik has established strategic partnerships with Japan Tobacco Inc., Roche Bioscience and Knoll AG.


Operating Results

     For the three months ended September 30, 2000, Tularik incurred a net loss of $6.8 million, compared to a net loss of $9.1 million for the same period in 1999. For the nine months ended September 30, 2000, Tularik incurred a net loss of $33.9 million, compared to a net loss of $19.0 million for the same period in 1999. Included in the loss for the nine months ended September 30, 2000 were non-cash charges of $4.8 million related to the cumulative effect of a change in accounting principle (see notes to the financial statements) and $5.4 million for the acceleration of vesting of certain options and restricted stock. 1999 earnings per diluted share amounts do not reflect preferred stock that converted to common stock at the initial public offering in December 1999.

     Revenues from collaborative research and development for the three and nine months ended September 30, 2000 were $7.1 and $18.6 million, respectively, compared to 1999 three and nine month revenues of $5.9 and $17.9 million, respectively. Revenue primarily included research payments from Japan Tobacco in obesity, orphan nuclear receptors and metabolic diseases, Roche in inflammation and Knoll AG in obesity.

     Total operating expenses for the quarters ended September 30, 2000 and 1999 were $18.5 and $16.0 million, respectively. Total operating expenses for the nine months ended September 30, 2000 were $59.3 million, excluding the effect of a non-cash charge of $5.4 million related to the acceleration of vesting of certain options and restricted stock, as compared with $40.5 million for the same period in 1999.

     Total research and development expenses for the three months and nine months ended September 30, 2000 increased to $15.9 and $45.4 million, respectively, from $13.9 and $34.9 million for the same periods in 1999. The increase in the first nine months of 2000 compared to the first nine months of 1999 was due primarily to a greater number of ongoing preclinical and clinical studies, and the manufacturing costs for Tularik's three anti-cancer drug candidates T67, T607 and T64. In addition, new research in metabolic diseases contributed to higher research and development costs in the third quarter of 2000 compared to the third quarter of 1999.

     Total general and administrative expenses for the three months ended September 30, 2000 increased to $2.1 million from $1.3 million for the same period in 1999, primarily due to non-cash, stock-based consultant compensation, higher international patent legal expenses and the increased costs associated with operating as a publicly traded company. Total general and administrative expenses for the nine months ended September 30, 2000 increased to $6.6 million from $3.9 million for the same period in 1999.

     Interest income increased to $5.0 million in the quarter ended September 30, 2000 from $1.4 million in the comparable quarter of 1999, and to $12.6 million in the nine months ended September 30, 2000 from $4.3 million in the comparable period of 1999. These increases were principally due to the Company's higher cash, cash equivalent and investment balances during the 2000 periods as a result of investing net proceeds of approximately $104.7 and $71.3 million from the Company's December 1999 and March 2000 public offerings.

Liquidity and Capital Resources

     Since inception, the Company's primary sources of funds have been the sale of equity securities, non-equity payments from collaborators and interest income. Combined cash, cash equivalents and investments (both current and non-current) totaled $285.2 million at September 30, 2000, an increase of $82.2 million from December 31, 1999. The increase was due to proceeds of approximately $73.9 million from the issuance of common stock, $14.3 million of net cash from operations, $4.2 million of cash from issuance of debt offset by $6.2 million in capital expenditures and $4.0 million in repayment of debt. The average maturity of available-for-sale securities is approximately 211 days.

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

Risk Factors

     An investment in the Company's common stock is risky. Investors should carefully consider the following risks, as well as further description and discussion of these risks contained in the "Business--Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which description and discussion is incorporated herein by reference: If the Company continues to incur operating losses for a period longer than anticipated, the Company may be unable to continue operations; because the Company's products are in an early stage of development, there is a high risk of failure; the progress and results of the Company's animal and human testing are uncertain; because the Company must obtain regulatory approval to market its products in the United States and foreign jurisdictions, the Company cannot predict whether or when it will be permitted to commercialize its products; failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay the Company's important product development programs and its research and development efforts; the drug discovery methods that the Company employs are relatively new and may not lead to the development of drugs; if the Company cannot maintain its current corporate collaborations and enter into new corporate collaborations, its product development could be delayed; if the Company does not realize value from its retained commercialization rights, the Company may not achieve its commercial objectives; if the Company's competitors develop and market products that are more effective than the Company's own products, the Company's commercial opportunity will be reduced or eliminated; because it is difficult and costly to protect its proprietary rights, the Company cannot ensure their protection; if the Company is unable to contract with third parties to manufacture its products in sufficient quantities and at an acceptable cost, the Company may be unable to meet demand for its products and lose potential revenues; if the Company is unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, the Company will not be able to commercialize products; the Company's ability to generate revenues will be diminished if it fails to obtain acceptable prices or an adequate level of reimbursement for its products from third-party payors; if conflicts arise between the Company's collaborators, advisors or directors and the Company, they may act in their self-interest, which may be adverse to the investors' best interests; if the Company fails to obtain the capital necessary to fund its operations, it will be unable to successfully develop products; if product liability lawsuits are successfully brought against the Company, the Company may incur substantial liabilities and may be required to limit commercialization of its products; and if the Company uses biological and hazardous materials in a manner that causes injury or violates the law, the Company may be liable for damages.

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

Part II. OTHER INFORMATION

Item 5. Other Information

Clinical Trial Update

     The Company currently has three drug candidates in its cancer program that are undergoing clinical testing. Tularik is testing one of its anti-cancer drug candidates, T67, in a phase I/II study in patients with hepatocellular carcinoma and recently initiated phase II studies in patients with non-small cell lung cancer and breast cancer. Tularik anticipates enrolling patients in 2 additional phase II studies of T67 in glioma (brain cancer) and colon cancer in the fourth quarter of 2000. The T67 studies are being conducted in the US, the United Kingdom (UK), Hong Kong and Taiwan. Tularik's second anti-cancer drug candidate, T607, is currently in phase I clinical trials in the US, the UK and Canada. Tularik's third anti-cancer drug candidate, T64, is currently in phase II clinical trials in patients with head and neck cancer, soft tissue sarcoma and melanoma. In addition, T64 is in phase I combination trials with anti-cancer agents gemcitabine, doxorubicin and paclitaxel. Tularik expects to initiate breast cancer and non-small cell lung cancer phase II studies with T64, as well as 2 additional phase I combination studies with T64, in the fourth quarter of 2000. The T64 studies are being conducted in the US, the UK, the Netherlands and Australia.

     Tularik has also initiated a phase I study in the UK for its oral anti-cytomegalovirus drug candidate, T611. Cytomegalovirus is a ubiquitous herpes virus that causes disease in immunocompromised patients. Tularik expects to initiate phase I multiple dose studies in healthy volunteers before the end of 2000.

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

                                            TULARIK INC.

November 7, 2000                          by:     /s/ David V. Goeddel
                                        ------------------------------------
                                        David V. Goeddel
                                        Chief Executive Officer

November 7, 2000                          by:    /s/ Corinne H. Lyle
                                        ------------------------------------
                                        Corinne H. Lyle
                                        Chief Financial Officer