Form 10-K
period 2000-12-31
TULARIK INC
filed 2001-03-26
CIK 889057

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO

COMMISSION FILE NO. 000-28347

TULARIK INC.
(Exact Name of Registrant as In Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	94-3148800 (IRS Employer Identification Number)

Two Corporate Drive
South San Francisco, California 94080
(650) 825-7000
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK $.001 PAR VALUE
(Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the Common Stock listed on The Nasdaq Stock Market® on March 12, 2001 was $739,508,890*

    The total number of shares outstanding of the Registrant's Common Stock was 48,888,617 as of March 12, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting are incorporated herein by reference into Part III of this Report.

    Certain exhibits filed with the Registrant's prior registration statements and periodic reports under the Securities Exchange Act of 1934 are incorporated herein by reference into Part IV of this Report.

*
Based on a closing price of $24 1/16 per share. Excludes 18,155,780 shares of the Registrant's Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 12, 2001. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

Part I

Forward Looking Statements and Risk Factors

    This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to statements about:

  •
  our strategy;

  •
  sufficiency of our cash resources;

  •
  revenues from existing and new collaborations;

  •
  product development; and

  •
  our research and development and other expenses.

    These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate," "plan," "will" and other similar words and expressions. Discussions containing these forward-looking statements may be found in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks on pages 24 through 33, among other things, should be considered in evaluating our prospects and future financial performance.

Item 1. Business

Overview

    Tularik Inc. ("Tularik" or the "Company") engages in the discovery and development of a broad range of novel and superior orally available drugs that act through the regulation of gene expression. Building on our scientific strengths, we intend to become a world-class pharmaceutical company. Our research programs, all of which address attractive commercial markets, include cancer, CMV disease, inflammation, immune disorders, lipid disorders, diabetes, bacterial diseases and obesity. We have diversified our drug discovery and development efforts not only across a large number of diseases, but also across multiple promising targets and drug candidates for these diseases.

Regulation of Gene Expression

    Gene Expression.  The human body is composed of specialized cells that perform different functions and are organized into tissues and organs. All cells in the human body contain the same set of approximately 40,000 genes, referred to as the human genome. Approximately 10% of the total number of genes are activated, or expressed, in an individual human cell, and different subsets of genes are activated in distinct cell types. Most genes direct the production of specific proteins through a two-step decoding process, resulting in the production of approximately 10,000 different proteins in a typical cell. Proteins, such as hormones, enzymes and receptors, carry out critical biological functions. Gene activation is known as gene expression, and the selective activation of different subsets of genes in distinct cell types is referred to as differential gene expression. All functions of cells, tissues and organs are controlled by differential gene expression. As an example, cells in the pancreas known as beta cells make large amounts of the insulin protein, which is secreted and which circulates throughout the body, regulating glucose metabolism. The exclusive production of insulin by these cells reflects the fact that its encoding gene, the insulin gene, is expressed only in these specialized cells. In all other cells of the body, the insulin gene is not expressed. Differential gene expression results in the carefully controlled, or regulated, production of functional proteins, such as insulin.

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

    The Role of Gene Regulation in Disease.  When one or more steps in a normal cellular pathway is upset or blocked, disrupting the normal balance or function of essential proteins, disease may occur. This disruption can occur because of an intrinsic defect, a harmful environmental stimulus or a combination of both. Intrinsic defects arise from mutations in particular genes, which can either affect the level of gene expression or alter the protein that is produced. Inappropriate gene regulation, resulting in overexpression or underexpression of a protein or group of proteins, plays an important role in numerous diseases, including cardiovascular disease, inflammation, immune disorders and metabolic diseases such as obesity and diabetes. Furthermore, infectious agents, such as bacteria and viruses, rely on gene regulation to survive and proliferate in the human body.

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

    Advantages of Gene Regulation Approach.  Approaches to drug discovery that seek drug targets through the random sequencing of portions of the human genome generally do not lead to an understanding of the relevance of discovered genes as drug targets. Similarly, the identification of genes or proteins without an understanding of the pathways by which they operate may not permit identification of the optimal point of pharmaceutical intervention. In contrast, our approach permits the identification of multiple targets within a pathway or subpathway that regulates genes and increases the likelihood that we will be able to identify the optimal target for effective therapeutic intervention. The potential to regulate the part of the pathway that causes a specific disease without impacting other parts of the same pathway that perform other functions may allow us to develop drugs that have fewer side effects than existing treatments. In addition, we believe that understanding the mechanism of action of drug candidates that act by the regulation of gene expression may allow us to select clinical indications and design clinical trials that have more predictable results than has typically been the case. Finally, gene regulation is fundamental to the development or progression of most diseases and, therefore, has broad applicability.

    Integrated Drug Discovery and Development Platform.  We have developed a drug discovery and development infrastructure that we believe positions us to become a leading pharmaceutical company. Our drug discovery and development expertise includes molecular biology, biochemistry, structural biology, chemistry, pharmacology, clinical testing and regulatory affairs. Our management team has extensive drug discovery and development experience with large pharmaceutical companies. To complement our internal capabilities, we collaborate with world-renowned scientists and clinicians and with leading pharmaceutical companies. We believe that our integration of biology, chemistry, pharmacology and clinical development enhances our ability to find novel gene regulating drugs and that our drug discovery and development efforts are highly efficient and productive. To date, we have:

  •
  identified numerous novel proteins or targets that regulate the expression of disease-causing genes;

  •
  established more than 100 automated drug testing systems, known as high throughput screening assays, that mimic the diseases addressed by our programs;

  •
  conducted more than 25 million drug screens using a library of more than 750,000 distinct, small molecule compounds and natural extracts;

  •
  identified over 20 drug leads;

  •
  identified drug candidates in five of our programs that are undergoing pre-clinical testing consisting of animal studies designed to determine the feasibility of human testing in clinical trials;

  •
  identified two anti-cancer drug candidates, one of which is undergoing human testing designed to determine efficacy, known as phase 2 clinical trials; and the other is undergoing human testing designed to determine safety, known as phase 1 clinical trials;

  •
  obtained a license for an anti-cancer drug candidate that is undergoing phase 2 clinical trials; and

  •
  identified an anti-cytomegalovirus drug candidate that has undergone phase 1 clinical trials and for which we expect to initiate a phase 2 study to determine efficacy in renal transplant patients during 2001.

    Clinical Candidates.  We have commenced human testing of three anti-cancer drug candidates and one anti-cytomegalovirus drug candidate. The anti-cancer drug candidates are: T138067, which we refer to as T67; T900607, which we refer to as T607; and T904064, formerly known as lometrexol and which we refer to as T64. The anti-cytomegalovirus drug candidate is T902611, which we refer to as T611.

    T67 acts on the same protein targeted by the anti-cancer drugs Taxol® and vincristine. In contrast to these drugs, T67 retains its activity against tumor cells that are multiple drug resistant and is able to enter the brain. We are currently conducting phase 2 studies in patients with hepatocellular carcinoma, non-small cell lung cancer, glioma, colorectal cancer and breast cancer. These studies are being conducted in the United States, the United Kingdom, Hong Kong and Taiwan. In 2001, we expect to complete enrollment in these studies and determine the efficacy of T67 in these various cancer types.

    T607 is an analog of T67, has the same target and similarly retains its activity against multiple drug resistant tumors. Animal studies indicate that T607 is distinct from T67 because T607 has a reduced ability to enter the brain, which may make it suitable for the treatment of different tumor types than T67. This compound is in phase 1 clinical trials in the United States, the United Kingdom and Canada. We expect to establish the phase 2 dosing schedule of T607 in 2001 and commence phase 2 studies in selected tumor types in the second half of 2001.

    In 1999, we licensed T64 from Eli Lilly and Company ("Eli Lilly"). The utility of anti-cancer drugs like T64 has been proven by methotrexate, a drug that has been used extensively in the treatment of several tumor types. T64 is currently in phase 2 clinical trials in patients with head and neck cancer, soft-tissue sarcoma, melanoma, breast cancer and non-small cell lung cancer. In 2001, we expect to complete enrollment in these trials and determine the efficacy of T64 in these various cancer types. In addition, T64 is in phase 1 combination trials with carboplatin, doxorubicin, gemcitabine, paclitaxel and temozolomide. The T64 studies are being conducted in the United States, the United Kingdom, the Netherlands and Australia.

    We have conducted single and multiple dose phase 1 clinical trials for T611, our anti-cytomegalovirus drug candidate. T611 acts on a novel target involved in the replication of cytomegalovirus against which there is no commercially available drug. Cytomegalovirus is a ubiquitous herpes virus that causes serious disease in immunocompromised patients. We expect to initiate phase 2 clinical trials in renal transplant patients during 2001.

    Preclinical milestones.  We expect to file Investigational New Drug ("IND") applications with the United States Food and Drug Administration ("FDA") on one to two of our lead compounds per year over the next several years, including 2001. Tularik has over 20 drug leads in eight therapeutic programs, with advanced lead compounds in the following five programs: inflammation, immune disorders, lipid disorders, diabetes and bacterial diseases. Each of these advanced lead compounds has shown activity in animal models of the relevant disease and represents a new approach to treatment.

    Attractive Commercial Opportunities.  Our programs address cancer, CMV disease, inflammation, immune disorders, lipid disorders, diabetes, bacterial diseases and obesity. These programs offer potential opportunities to develop drugs for many therapeutic indications. The significant unmet medical and quality-of-life needs for these diseases represent attractive commercial markets. We intend to commercialize drugs independently and through collaborations with pharmaceutical partners, and to date we have retained significant rights to independently market products resulting from most of our programs. The breadth of our current activities and the potential for the application of our platform to additional diseases reduces the risks associated with drug discovery, development and commercialization.

Our Strategy

    Our objective is to build a world-class pharmaceutical company that discovers, develops and commercializes novel and superior drugs that act through the regulation of gene expression. The key elements of our scientific and business strategy to achieve our objective are:

    Emphasize scientific excellence across our multidisciplinary drug discovery and development platform.  We intend to build on the excellence in biology embodied in our target discovery, assay development and screening capabilities by continuing to integrate high quality efforts in structural biology, chemistry, pharmacology, pre-clinical and clinical development. We plan to add management and technical expertise at each stage of our growth. Important components of our strategy include entering into collaborations with leading academic scientists and pharmaceutical companies and internally developing and in-licensing state-of-the-art technologies as needed.

    Focus on diseases representing attractive market opportunities with significant unmet medical needs.  Our drug discovery efforts generally diseases that represent attractive commercial opportunities and that are underserved by available therapeutic alternatives. Shortcomings of currently available treatments may include limited efficacy, side effects or method of delivery. In particular, we believe that orally available drugs that treat disease with a high degree of specificity without these shortcomings will have strong commercial potential.

    Develop orally available small molecule drugs.  Our drug discovery and development efforts focus on orally available small molecule drugs. Small molecules are ideally suited for penetrating cells to reach the gene regulatory mechanisms that are within the cell to stimulate or inhibit the function of intracellular targets. The major commercial advantage of small molecule therapeutics is the potential for oral administration. In addition, these drugs can be manufactured by conventional methods, resulting in lower manufacturing costs and higher margins than for other types of drugs, such as protein therapeutics.

    Increase likelihood of commercial success through diversification.  To reduce the risks inherent in drug discovery and development and our reliance on any one of our programs, we have diversified our drug discovery and development efforts by pursuing a large number of diseases and multiple promising targets and drug candidates for these diseases. Where appropriate, we will pursue product candidates that act through mechanisms of action other than through the regulation of gene expression.

    Sustain a pipeline of drug candidates and accelerate drug development.  We expect our productive and efficient drug discovery and development platform, coupled with the breadth of our programs, to consistently yield a large number of drug candidates. We subject each product candidate to rigorous pre-clinical scrutiny and determine its mechanism of action before we enter clinical trials. This enables us to obtain the best drug candidate for each indication and to focus financial resources only on drug candidates that we believe are the most likely to become approved drugs. We may be able to accelerate approval and commercialization by developing a detailed understanding of our products' characteristics, which may enable us to select optimal clinical indications and design the most appropriate clinical trials. We intend to augment our internal discovery and development efforts by obtaining licenses to promising clinical candidates.

    Commercialize pharmaceuticals in selected markets.  We intend to build a world-class pharmaceutical company with the objective of bringing to market novel and superior drugs that are proprietary to us. In North America, we intend to develop a focused sales force to market products to specialty physicians. We intend to seek corporate collaborations or joint ventures for drugs prescribed by general practice physicians or a large number of specialists. In addition, we also intend to continue to selectively collaborate with pharmaceutical and biotechnology companies to accelerate product commercialization in Asia and possibly Europe. Currently, three corporate partners fund significant portions in five of our research areas. We have retained worldwide commercialization rights to our cancer, CMV disease, immune disorders and bacterial diseases programs and North American commercialization rights in three of our externally funded programs.

Product Development

    Our drug discovery and development system is broadly applicable to a wide range of diseases. We have applied this system to diseases that represent attractive markets with significant patient populations that are underserved by current therapeutic products. Our pipeline includes three anti-cancer drug candidates and one anti-viral drug candidate in clinical testing, pre-clinical drug candidates in five of our programs and more than 20 drug leads in various programs. The following table summarizes key information in our eight programs:

Program	Status(1)	Key Achievements
Cancer
T67	Phase 2 clinical trials	Discovered an agent that binds to a clinically proven cancer target and inhibits growth of multiple drug resistant tumors in animals.
T607	Phase 1 clinical trials	Generated second-generation analog of T67 that may have advantages for treating particular types of tumors.
T64 (lometrexol)	Phase 2 clinical trials	Licensed from Eli Lilly a drug candidate with phase 1 clinical responses in a range of human tumors.
CMV disease	Phase 1 clinical trials	Discovered compounds that are orally available in human volunteers and plan to initiate phase 2 clinical trials in renal transplant patients in 2001.

Inflammation	Pre-clinical development
Elucidated key gene regulation pathways and discovered numerous proteins involved in inflammatory gene regulation. Identified a series of compounds that inhibit expression of inflammatory response genes in animals.
Immune Disorders	Pre-clinical development	Identified a series of compounds that inhibit the normal immune response in animals.
Lipid Disorders	Pre-clinical development	Identified a series of lead compounds that lower cholesterol in animals. Discovered regulatory pathways involved in cholesterol metabolism.
Diabetes	Pre-clinical development	Identified compounds with activity in animal models predictive of anti-diabetic efficacy.
Bacterial Diseases	Pre-clinical development	Identified a series of compounds that demonstrate antibacterial activity and confirmed protein target using genetic techniques.
Obesity	Lead optimization	Discovered a series of compounds that increase the circulating level of a protein that causes weight loss in animals.

(1)
"Lead Optimization"—Ongoing chemistry effort to improve potency, toxicity, specificity and/or other properties of drug leads. Evaluation of drug leads in relevant models.

"Pre-clinical Development"—Pharmacology and toxicology testing in pre-clinical models to gather data necessary to comply with applicable regulatory protocols prior to submission of an IND application to the FDA.

Cancer

    We currently have three drug candidates in our cancer program.

    T67.  Our scientists have discovered T67, an anti-cancer compound that binds irreversibly to tubulin, the cellular building block of microtubules, which are essential to cell division. T67 disrupts microtubule function, causing the cell to die and potentially resulting in tumor shrinkage. Since cancer cells divide more rapidly than normal cells and microtubules are essential for cell division, cancer cells are more sensitive than normal cells to treatment with T67. This concept has been proven clinically by other agents for which tubulin is the target such as Taxol and vincristine; however, over time, many tumors become resistant to these drugs.

    T67 causes tumor shrinkage in a variety of human tumors implanted into mice. T67 retains its activity against those tumors and cell lines that are multiple drug resistant. In contrast, these multiple drug resistant cells and tumors were resistant to Taxol and doxorubicin. T67 demonstrates enhanced activity when used in combination with cisplatin against the MX-1 mammary tumor implanted into mice. T67 is currently in phase 2 clinical trials at major medical centers in the United States, the United Kingdom, Hong Kong and Taiwan. The primary endpoint of these studies will be efficacy, as assessed by response rate. In phase 1 testing of T67, we observed a partial response in a patient with liver cancer. In the event that T67 has sufficient activity in refractory tumor types for which no other treatment exists, T67 would be a potential candidate for accelerated approval by the FDA.

    T607.  In February 2000, we commenced phase 1 clinical trials of T607, an analog of T67. This drug candidate also binds irreversibly to tubulin. Animal studies indicate that T607 is different from T67 in that T607 has a reduced propensity to enter the brain. This may be a desirable feature for treatment of peripheral tumors. We are currently conducting phase 1 clinical trials in Canada, the United Kingdom and the United States. During the phase 1 clinical trials of T607 conducted to date, we observed a partial response in a patient with non-Hodgkin's lymphoma.

    T64 (formerly known as lometrexol).  We have licensed from Eli Lilly an anti-cancer drug candidate that we refer to as T64. T64 is an antifolate, a class of drugs that disrupts the synthesis of DNA and have been validated for use in the treatment of cancer. For example, methotrexate, which acts by a mechanism of action similar to that of T64, has been used extensively in the treatment of breast, bladder and head and neck cancers. Eli Lilly conducted phase 1 trials of T64 both with and without folic acid supplementation. Several deaths were observed in phase 1 trials of T64. However, patients treated with T64 who received oral supplementation with folic acid demonstrated greatly improved tolerance to the drug.

    During the course of phase 1 clinical trials, Eli Lilly observed a total of five partial responses and one complete response in different tumor types and in different centers. We commenced phase 2 clinical trials of T64 in 2000 in patients with head and neck cancer, soft-tissue sarcoma, melanoma, breast cancer and non-small cell lung cancer, all tumor types in which phase 1 responses were observed. In 2001, we expect to complete enrollment in these trials and determine whether or not T64 is efficacious in these tumor types. The primary endpoint of these studies will be efficacy, as assessed by response rate. In addition, T64 is in phase 1 combination trials with carboplatin, doxorubicin, gemcitabine, paclitaxel and temozolomide.

    Cancer Gene Discovery.  We seek to discover cancer genes using a proprietary technique known as Representational Difference Analysis. Representational Difference Analysis works by sampling DNA from healthy and diseased cells from the same person, and rapidly comparing the samples to identify mutant cancer genes. Representational Difference Analysis does not require either prior hereditary clues or an extensive sample collection from high-risk families that have a history of disease. Prior to the time we obtained a license to this technology, Representational Difference Analysis was utilized to isolate two tumor suppressor genes, BRCA2 and PTEN. We have discovered 29 amplicons, or amplified regions, resulting in the identification of 12 potential oncogenes, five of which can be readily developed into small molecule targets and three of which encode cell-surface targets for antibody development.

CMV disease

    Cytomegalovirus is a common virus that causes serious infection in patients with compromised or immature immune systems, particularly transplant recipients, AIDS patients and infants born to cytomegalovirus-infected mothers. In the bone marrow and solid organ transplant population, cytomegalovirus can cause life-threatening pneumonia. In the AIDS patient population, retinitis caused by cytomegalovirus is the primary cause of blindness. Cytomegalovirus infection in newborns can cause death or severe neurological damage, typically deafness. Current therapy for cytomegalovirus disease is associated with significant toxicity. This limits the utility of the current drugs in preventative therapy in patients at high risk, such as patients receiving bone marrow transplants, and for treatment of active infection in newborns.

    We have identified a class of potent and orally available compounds that interfere with the replication machinery of cytomegalovirus. We believe that this class of compounds is the first to target the cytomegalovirus primase, which is necessary for initiating the synthesis of viral DNA. This class of compounds is efficacious against clinical cytomegalovirus taken from patients who have developed resistance to current therapies. Because they would be taken orally, our anti-cytomegalovirus drug candidate may also be practical for use in preventative settings, such as in transplant patients. We have completed single-and multiple-dose phase 1 safety studies in human volunteers for T611, our lead anti-cytomegalovirus drug candidate. We expect to initiate phase 2 clinical studies in renal transplant patients in 2001.

Inflammation

    Under normal circumstances, inflammation is an important defense response to injury and infection. An early step in the inflammatory response is the recruitment of white blood cells, or leukocytes, from the circulatory system to damaged or infected tissue. Excessive or prolonged accumulation of leukocytes can lead to inflammatory conditions, including asthma, inflammatory bowel disease, multiple sclerosis, psoriasis, rheumatoid arthritis and septic shock. Inflammatory messengers act by binding to specific cell surface receptors that, in turn, set off signaling events culminating in the expression of many inflammatory response genes. The crucial roles played by particular inflammatory messengers in several inflammatory disease states have been clearly demonstrated by studies utilizing antibodies and soluble receptors that neutralize the activities of particular inflammatory messengers. The efficacy demonstrated by Enbrel®, a soluble inflammatory messenger receptor, has validated this concept for the treatment of rheumatoid arthritis. We believe that an orally available drug of comparable efficacy would represent formidable competition for drugs that must be injected, such as Enbrel.

    Several key inflammatory response genes are regulated by a single transcription factor, NF-kB. Our scientists have discovered numerous novel regulatory proteins in the gene regulation pathways leading from the receptors for particular inflammatory messengers and have elucidated their roles in NF-kB activation. On the basis of these discoveries, our scientists are recognized as leaders in this field of research. Based upon this research, our scientists have determined that some of these regulatory proteins appear to be exclusively dedicated to NF-kB activation and the inflammatory response and therefore represent ideal drug discovery targets. We are engaged in the preclinical development of a series of compounds that inhibit one of the key components involved in NF-kB activation and have demonstrated oral activity in animal models of inflammation. We believe that our discoveries and the expertise we have developed in this disease area place us in a leading position to identify the next generation of important anti-inflammatory drugs.

    We have collaborated with the Roche Bioscience division of Syntex (U.S.A.) LLC ("Roche Bioscience") in inflammation research since July 1997.

Immune Disorders

    While playing a beneficial role in protecting us from bacterial and viral infections, inappropriate immune responses can cause diseases or lead to conditions such as allergy, asthma, type I diabetes and multiple sclerosis. Our objective is to develop orally administered drugs that work in a new way to selectively inhibit cells that mediate undesirable immune responses. We are focused on inhibiting certain receptors that regulate trafficking and migration of the cells of the immune system. We are currently evaluating advanced lead compounds in animal models for organ transplantation and plan to evaluate such compounds in animal models for multiple sclerosis.

Lipid Disorders

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

    Our scientists have extended the understanding of the mechanism regulating an important enzyme that is responsible for the body's clearance of cholesterol. These scientists have discovered important transcription factors involved in the process. They have also identified a natural receptor for bile acids, which are the end products of cholesterol metabolism and suppress the expression of this enzyme. We have established proprietary biochemical assays for high throughput screening to detect inhibitors of this bile acid receptor and are presently performing preclinical development studies on this series of compounds.

    We have a research collaboration with Professors Michael Brown and Joseph Goldstein of the University of Texas Southwestern Medical School at Dallas to develop a detailed understanding of the intracellular events controlling cholesterol metabolism. Professors Brown and Goldstein won a Nobel Prize for their work in this area. This collaboration is currently focused upon elucidating mechanisms involved in regulation of the transcription factors that have been shown by Professors Brown and Goldstein to activate the LDL receptor gene. Efforts in this area have led to the establishment of a unique cell-based assay for high throughput screening to identify compounds that modulate a novel target discovered by Professors Brown and Goldstein. Compounds that are active in this assay are expected to lead to increased expression of the LDL receptor gene. We have also established a biochemical assay to complement the ongoing cell-based screening efforts. We have been collaborating with Professors Brown and Goldstein since October 1992 and have the exclusive right to license the results of their research in this area.

    We have collaborated with Japan Tobacco Inc. ("Japan Tobacco") in lipid disorders research since September 1998.

Diabetes

    Type II diabetes is a chronic, progressively debilitating disease and represents 90% of the total population of people with diabetes. Its prevalence is increasing as a function of the aging population and the increasing population of obese people in the world. Type II diabetes usually develops after the age of 40 and is characterized by the body's inability to respond to insulin. Recently, a new class of drugs has been introduced that permit type II diabetics to make better use of the insulin produced by their bodies or taken by injection. Members of this class, including the drugs Actos® and Avandia®, have proven to be efficacious for the treatment of type II diabetes but have also been associated with undesirable side effects, such as weight gain. These side effects may limit the number of eligible patients and increase the costs associated with monitoring for adverse effects after initiation of treatment.

    Our scientists have implemented a biochemical assay that tests activity against the same biochemical mechanism as that targeted by Actos and Avandia. Our current efforts are focused on optimizing a lead series of potent and orally available agents identified in this assay that improve insulin sensitivity and lower blood glucose in animals. We believe that this series offers the potential for an anti-diabetes drug with an improved profile relative to existing agents.

    We have collaborated with Japan Tobacco in obesity/diabetes research since September 1996.

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

    We have focused our efforts on a number of cellular processes essential for bacterial growth. RNA polymerase is a bacterial enzyme that is a proven antibacterial target, because the potent antibiotic rifampicin inhibits a subunit of this enzyme. The clinical utility of rifampicin, however, is diminished by the rapid emergence of drug resistance. We have identified a novel class of inhibitors of RNA polymerase that have antibacterial activity against rifampicin-resistant bacteria. The current focus of this program involves a series of compounds that is undergoing preclinical development.

Obesity

    Body weight is determined and regulated by a variety of genetic and environmental factors. Weight change is influenced by eating behavior and by energy utilization as determined by exercise and metabolic rate. Obesity increases the risk of serious human diseases, including type II diabetes, coronary artery disease and hypertension. There is a large, unmet need for a treatment for obesity.

    We have a robust program that currently is focused upon multiple pathways involved in obesity. One of the pathways we are evaluating involves a family of proteins known to play a major role in determining metabolic rate. Studies have shown that there is correlation between metabolic rate and the ability to turn food calories into heat instead of storing food calories in fat cells. The ability to dissipate food calories as heat in turn relies on this family of proteins. This family of proteins is an important class of potential targets for the treatment of obesity. Our scientists have established a panel of biochemical and cell-based assays directed towards the identification of small molecule compounds that selectively modulate the activity of this family of proteins. We have completed high throughput screening using these proprietary assays and are optimizing several lead compounds resulting from this screening. Another area of obesity research focuses on pathways involved in preventing the creation of fat cells. In cell culture experiments using a compound we have identified, our scientists have demonstrated that inhibiting a transcription factor known as PPAR(gamma) prevents the formation of fat cells.

    We have collaborated with Knoll AG ("Knoll") in obesity research since November 1998. We have collaborated with Japan Tobacco in obesity/diabetes research since September 1996.

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

    Biochemical Assays.  Our scientists use the results of target identification efforts to craft specialized biochemical assays in which one or more target proteins are reconstituted in a system that closely mimics their native environment. At this stage, we adapt the assay to an automated format to allow for high throughput screening. Biochemical assays provide several advantages in the search for new drugs. In a biochemical assay, the components and mechanism of action of the drug candidates are already known. This precision minimizes inaccurate results and false-positive readings, thereby accelerating the discovery process. Additionally, the identification of lead compounds using biochemical assays bypasses the potential problems of false-negative readings associated with the ability of a compound to penetrate a cell or the intrinsic ability of cells to break down chemicals before they reach a target. Once hits are identified, these properties can be subsequently manipulated through chemistry. Since biochemical assays are usually highly amenable to high throughput screening, results can be obtained rapidly and reproduced consistently. We performed high throughput screening with approximately 30 biochemical assays in 2000.

    Cell-based Assays.  High throughput screening using intact cell-based assays complements and extends our biochemical screening capabilities. A major advantage of cell-based assays over biochemical assays is that cell-based assays allow analysis of sample activity in an environment similar to the one in which a drug would act. In addition, the toxicity of the drug and its ability to penetrate into the cell can be assessed. In contrast to biochemical assays, where the target protein for a drug is known, cell-based assays offer an additional opportunity to discover drugs interacting with novel, previously unknown, target proteins. We performed high throughput screening with approximately 15 cell-based assays during 2000.

High Throughput Screening

    We have developed innovative hardware and software systems to automate the entire drug screening process, from the preparation of solutions of the test substances for screening to the analysis of the data generated from the assays. In our automated screening facility, we can annually generate more than ten million sample evaluations in our assays. Our automated systems can be configured to run a wide variety of assay formats. Our data management system stores the data for hundreds of thousands of samples, each tested in dozens of assays. This relationally-integrated system manages sample inventories through a bar code system, configures plates for a wide variety of experiments and coordinates the screening of large numbers of plates across multiple assays. The data management system electronically recalls and presents data in formats that allow rapid recognition of active compounds or extracts. This gives each of our scientists the ability to analyze the results for a given assay within the context of the entire drug discovery database, including the results of all past screening assays.

Screening Library

    Access to large libraries of highly diverse molecular structures is an important aspect of our drug discovery efforts. We currently have a library of over 750,000 synthetic compounds and natural product extracts. This library includes individual synthetic compounds, combinatorial chemical libraries that contain synthetic compounds incorporating desirable molecular features and also includes a natural product collection of independent samples derived from microbial, plant and marine sources. This library is supplemented with chemical libraries provided by our collaborators for specific programs.

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

    We complement this activity with directed combinatorial chemistry, which enables the rapid synthesis of thousands of chemical analogs of lead compounds. We continue to expand our efforts in this area as we believe that the continued development of combinatorial chemistry technology will streamline the ability of our chemists to improve upon promising lead compounds and facilitate the expansion of our proprietary screening library.

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

Pharmacology and Pre-clinical Development

    We believe that the rapid characterization and optimization of lead compounds identified in high throughput screening will generate high-quality pre-clinical development candidates. Our pharmacology and pre-clinical development group facilitates lead optimization by characterizing lead compounds with respect to pharmacokinetics, potency, efficacy and selectivity. The generation of proof-of-principle data in animals and the establishment of standard pharmacological models with which to assess lead compounds represent integral components of lead optimization. As programs move through the lead optimization stage, our pharmacology and pre-clinical development group supports our chemists and biologists by performing the necessary studies, including toxicology, for IND application submissions.

Clinical Development

    We have assembled a team of experts in drug development to design and implement clinical trials and to analyze the data derived from these studies. The clinical development group possesses expertise in project management and regulatory affairs.

Research and Development Expenses

    Our research and development expenses, excluding non-cash deferred stock compensation attributable to research employees, were $63.4 million in 2000, $45.9 million in 1999 and $33.3 million in 1998.

Corporate Collaborations

    To assist in product commercialization and fund research and development activities, we have established and will continue to pursue corporate collaborations with selected pharmaceutical and biotechnology companies. We currently have five corporate collaborations: Roche Bioscience relating to inflammation; Japan Tobacco relating to lipid disorders, obesity/diabetes and metabolic diseases; and Knoll relating to obesity. As of December 31, 2000, we had received a total of $173.2 million, including $160.2 million in research funding and $13.0 million from equity purchases, from these and other collaborators, including under the following: a prior alliance with Merck & Co. ("Merck") that was terminated by Merck in March 1999, a prior alliance with Sumitomo Pharmaceuticals Co. ("Sumitomo") that expired in January 2000 and a prior alliance with Taisho Pharmaceutical Co. ("Taisho") that was terminated in March 2000. Knoll notified us that it is terminating the collaboration relating to obesity effective October 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" for additional details related to funding received to date and future funding payable under existing corporate collaboration agreements. In addition, we have a number of scientific collaborations with academic and medical institutions and biotechnology companies under which we have in-licensed technology. We intend to pursue further collaborations as appropriate.

    Our corporate collaboration agreements generally contain the following terms. Every corporate collaboration agreement, except the agreement with Knoll and with Japan Tobacco relating to metabolic diseases, provides that each party will retain ownership of all inventions and any related patents made solely by its employees during the course of the collaboration, except as limited by each party's license rights described below. In every corporate collaboration agreement, we have agreed not to conduct research in specified areas, independently or with any commercial third party, that is in the same field and in the same geographical territory as that covered by the corporate collaboration agreement.

    The table below summarizes the economic rights currently held by us and our corporate collaborators and additional details relating to specific corporate collaboration agreements.

Economic Rights Holder
Corporate Collaborator
Research Area		North America	Europe	Asia(1)
Cancer(2)	—	Tularik	Tularik	Tularik
CMV disease	—	Tularik	Tularik	Tularik
Inflammation
Inflammatory bowel disease, skin diseases and eye diseases	Roche Bioscience	Tularik (Royalties to Roche Bioscience)	Tularik (Royalties to Roche Bioscience)	Tularik (Royalties to Roche Bioscience)
Other indications	Roche Bioscience	Roche Bioscience	Roche Bioscience	Roche Bioscience
Immune Disorders	—	Tularik	Tularik	Tularik
Lipid Disorders	Japan Tobacco	Profit split	Profit split	Profit split(4)
Diabetes (certain targets)	Japan Tobacco	Profit split	Profit split	Profit split
Bacterial Diseases	—	Tularik	Tularik	Tularik
Obesity (certain targets)	Japan Tobacco	Profit split	Profit split	Profit split
Obesity (certain targets)	Knoll(3)	Knoll (Royalties shared with Japan Tobacco)	Knoll (Royalties shared with Japan Tobacco)	Profit split (with Japan Tobacco)
Metabolic diseases (certain targets)	Japan Tobacco	Profit split	Profit split	Profit split

(1)
Composition of Asian territory varies by agreement.

(2)
We have agreed to pay Eli Lilly a royalty and to make milestone payments on sales of T64, as described below.

(3)
Will be terminated effective October 31, 2001.

(4)
Sumitomo has an option to license certain compounds.

Roche Bioscience (Inflammation)

    We established a five-year research and development collaboration with Roche Bioscience in July 1997 to discover, develop and market anti-inflammatory gene regulating drugs.

    The agreement provides that we will establish assays for particular targets within specified signaling pathways and conduct high throughout screening of compounds from the Roche Bioscience and Tularik libraries. Roche Bioscience provides expertise and funding to support molecular structure validation and chemistry. Roche Bioscience has exclusive, worldwide manufacturing and marketing rights to develop and commercialize identified compounds resulting from the research program for specified indications. Roche Bioscience is obligated to pay us benchmark payments based on clinical progress and royalties on sales of these compounds for the Roche Bioscience indications. We have exclusive, worldwide manufacturing and marketing rights to develop and commercialize other compounds resulting from the research program for other specified indications. We are obligated to pay Roche Bioscience royalties on sales of these compounds for indications we have retained. Our retained indications include inflammatory bowel disease, as well as skin and eye diseases. Tularik and Roche Bioscience are responsible for funding pre-clinical testing and clinical development of compounds for their respective indications.

    Roche Bioscience retains rights of first negotiation and of first refusal to develop and commercialize various types of compounds identified both within and outside the scope of the collaboration.

    For a specified period at the conclusion of the collaboration, either party may commercialize compounds resulting from the research program for all indications, subject to the payment of royalties on sales of the compound. The first party to commence pre-clinical development of a compound receives exclusive commercialization rights to the compound and must pay the other party royalties on the compound and, in the case of compounds commercialized by Roche Bioscience, benchmark payments. After the specified period, the first party to commence pre-clinical development of a compound resulting from the research program receives exclusive commercialization rights to the compound and may commercialize the compound without paying royalties to the other party. Either party may terminate the agreement at any time upon a material breach by the other party or in connection with the other party's bankruptcy. Roche Bioscience is committed to pay Tularik up to $30.0 million in research payments, of which $22.5 million had been paid through December 31, 2000.

Japan Tobacco (Lipid Disorders)

    Effective September 1998, we established a five-year collaboration with Japan Tobacco to discover, develop and market compounds that regulate the expression of genes implicated in lipid disorders. This collaboration was formerly characterized as a collaboration relating to a class of targets known as orphan nuclear receptors. We have developed assays and screened library compounds against a number of target genes. Both parties will participate in chemistry and other pre-clinical activities for identified lead compounds.

    Japan Tobacco is funding the majority of research expenses. The collaboration is structured to provide for the equal sharing of development expenses and profits on a worldwide basis. We retain exclusive marketing and sales rights in the United States and Canada. Japan Tobacco retains exclusive marketing and sales rights in Japan and Korea. Japan Tobacco and Tularik jointly determine marketing strategy in other countries. Japan Tobacco will be required to provide funding for our research efforts and to make benchmark payments to us based on clinical progress.

    The research collaboration may be terminated by Japan Tobacco at the end of the third and fourth years of the five-year research collaboration, on prior written notice. Either party may elect to terminate its participation in the co-promotion of products upon prior written notice to the other party, in which case the other party may exclusively commercialize a product subject to the payment of a royalty to the party that elects not to participate in co-promotion. Either party may terminate the agreement at any time upon a material breach by the other party of its obligations under the agreement. Japan Tobacco is committed to pay Tularik up to $29.0 million in research payments related to this collaboration, of which $17.0 million had been paid through December 31, 2000.

Japan Tobacco (Obesity/Diabetes)

    We established a five-year collaboration with Japan Tobacco in September 1996 to discover, develop and market products that regulate expression of genes implicated in obesity and diabetes. The collaboration was amended in September 1998 and September 2000, and currently addresses two gene regulatory pathways involved in obesity and diabetes. We have developed assays and screened library compounds against a number of obesity and diabetes targets. Both parties will participate in chemistry and other pre-clinical activities for identified lead compounds.

    Japan Tobacco is funding the majority of research expenses. The collaboration is structured to provide for the equal sharing of development expenses and profits on a worldwide basis. We retain exclusive marketing and sales rights in the United States and Canada (with the exception of those obesity targets that have been committed to Knoll). Japan Tobacco retains exclusive marketing and sales rights in Japan and Korea. We will jointly determine with Japan Tobacco a sales and marketing strategy for those countries in which Knoll does not have rights to products that are active against specified targets. Japan Tobacco will be required to provide funding for our research efforts and to make benchmark payments to us based on clinical progress.

    Either party may elect to terminate its participation in the co-promotion of products upon prior written notice to the other party, in which case the other party may exclusively commercialize a product subject to the payment of a royalty to the party that elects not to participate in co-promotion. Either party may terminate the agreement at any time upon a material breach by the other party of its obligations under the agreement. Japan Tobacco had paid Tularik $15.5 million in research payments related to the obesity and diabetes collaboration as of December 31, 2000.

    Under the terms of a related stock purchase agreement, Japan Tobacco purchased 600,000 shares of Series F Preferred Stock in September 1996, which were converted into the same number of shares of our common stock in connection with our initial public offering, at $10.00 per share for an aggregate purchase price of $6.0 million.

Knoll (Obesity)

    Effective November 1998, we established a five-year research collaboration with Knoll to discover, develop and market compounds that act on specified obesity-related targets. In connection with the closure of its Nottingham, UK research facility, Knoll has notified us that it is terminating the collaboration, effective October 31, 2001. Until the effective date of termination, Knoll and Tularik are each to provide compound libraries, conduct screening and provide expertise to support biology, pharmacology and chemistry for identified lead compounds.

    Once the parties select a compound for pre-clinical testing in the treatment or prevention of obesity, Knoll has the right to enter into a separate license agreement granting Knoll exclusive rights to develop, manufacture and sell the compound in countries other than in specified Asian countries for indications related to obesity. Any license would survive termination of the research portion of the collaboration, and require Knoll to pay to us milestones and royalties. Each party has defined rights to develop compounds identified during the course of performance of the research collaboration for indications and uses other than obesity, subject to the payment to the other party in particular circumstances of a royalty on product sales. The collaboration agreement grants us exclusive rights under collaboration technology and nonexclusive rights under specified Knoll technology to develop, manufacture and sell obesity products in specified Asian countries, subject to the payment of royalties to Knoll on sales of products if we obtain a license under applicable Knoll technology. Knoll has a right of first refusal to obtain Asian rights in the event that Japan Tobacco's rights terminate or expire. The rights retained in specified Asian countries are subject to the Japan Tobacco obesity/diabetes agreement. When the research collaboration terminates, each party will retain rights to technology invented by it during the collaboration or contributed by it to the collaboration, subject to the rights and licenses described above. The parties would cross license to each other the right to commercialize products already identified in the program. Knoll is committed to pay Tularik approximately $12.6 million in research payments, of which $10 million had been paid through December 31, 2000.

Japan Tobacco (Metabolic Diseases)

    In June 2000, we entered into a collaborative agreement with Japan Tobacco for the discovery, development and commercialization of products for the treatment of metabolic diseases. Under the collaboration, we formed a wholly-owned subsidiary, Tularik Pharmaceutical Company, which is focused on discovering small, orally available drug candidates against metabolic diseases. The subsidiary is located in South San Francisco, California.

    In connection with the collaboration, Japan Tobacco made a payment of $34.2 million to Tularik and has agreed to make additional research and other payments to Tularik of approximately $37.0 million during the five-year term of the research program being conducted under the agreement. Expenses incurred in conjunction with the development and commercialization of any compound identified by the subsidiary will be shared equally by Tularik and Japan Tobacco. Tularik and Japan Tobacco will also share equally all profit and/or revenues from the commercialization of any compound identified by the subsidiary during the collaboration. Each party may elect to terminate its co-development obligations with respect to, and profit sharing interest in, a given collaboration product. In such case, the other party may continue to develop and commercialize such product at its expense, subject to an obligation to pay a royalty on sales of such product to the party that terminated its co-development of such product. Japan Tobacco has the option to purchase the subsidiary at various times.

Other Agreements

Eli Lilly (T64)

    Effective September 24, 1999, we executed a license agreement with Eli Lilly under which we obtained an exclusive, worldwide, royalty-bearing license to make, use and sell pharmaceutical products containing a compound that we refer to as T64 and that was formerly known as lometrexol, and purchased related inventory. We would owe Eli Lilly milestones and royalties upon successful commercialization of T64. Eli Lilly filed an IND application for T64 in August 1988, a Clinical Trial Exemption for the United Kingdom in June 1991 and subsequently conducted phase 1 trials of T64 in cancer patients in the United States and Europe. Under the agreement, Eli Lilly granted us a license under its proprietary technology relating to T64 and also a sublicense under the exclusive license granted to Eli Lilly by Princeton University relating to T64. Eli Lilly has specified obligations under the agreement to maintain the license from Princeton University. Eli Lilly has a right to match the material terms of any offer made by a third party for commercialization rights relating to T64 products.

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

Cold Spring Harbor Laboratory (Representational Difference Analysis)

    Amplicon Corporation ("Amplicon") had been the exclusive licensee of the rights of Cold Spring Harbor Laboratory in Representational Difference Analysis, and we acquired these rights held by Amplicon when we acquired Amplicon in 1997. In connection with our acquisition of Amplicon, we established a research collaboration with Cold Spring Harbor Laboratory. As part of this collaboration, Dr. Michael Wigler of Cold Spring Harbor Laboratory supervises research using Representational Difference Analysis to search for tumor suppressor genes and DNA sequences that are amplified in cancer. In addition, we may elect to obtain licenses under inventions made under the research collaboration. Either party may terminate the research collaboration for breach. We may terminate the license agreement after October 2002. We intend to utilize the results of this research collaboration and new discoveries from Dr. Wigler's laboratory to develop proprietary high throughout screens for drug discovery.

Merck (Viral Diseases)

    Effective December 1993, we established a five-year collaboration with Merck to discover and develop compounds for the prevention or treatment of specified viruses. This research collaboration ended in March 1999. Merck has exclusive, worldwide manufacturing and marketing rights to develop and commercialize products resulting from the human immunodeficiency virus, or HIV, program, subject to obligations to pay to us benchmark payments based on clinical progress and royalties on sales of HIV products. Merck has waived its option to assume responsibility for the development of our anti-cytomegalovirus drug candidate. Merck had paid Tularik $18.4 million in research payments under this agreement.

    Under the terms of a related stock purchase agreement, Merck purchased 400,000 shares of Series D Preferred Stock in January 1994, which were converted into the same number of shares of our common stock in connection with our initial public offering, at $5.00 per share for an aggregate purchase price of $2.0 million.

Sumitomo (Hypercholesterolemia)

    Effective January 1995, we established a five-year research and development collaboration with Sumitomo to discover, develop and market compounds that act to upregulate the gene encoding the low density lipoprotein, or LDL, receptor and thereby lower serum LDL cholesterol. This research collaboration ended in January 2000.

    Sumitomo has the right to enter into a license agreement granting it exclusive rights to develop, manufacture and sell in specified Asian countries any of a limited number of compounds selected for pre-clinical testing during the term of the collaboration or during a specified period after expiration or termination of the research program. Sumitomo must make benchmark payments to Tularik, and if it obtains a license, as described above, royalty payments based on sales of product in specified Asian countries. The collaboration agreement grants us exclusive rights to develop, manufacture and sell licensed products in the rest of the world, without payment obligation to Sumitomo. The license to Tularik and the license to Sumitomo each continue following expiration of the research portion of the collaboration. Any of such limited number of compounds will revert to us if not licensed by Sumitomo within the specified period after the termination of the research collaboration. Sumitomo paid Tularik $15.0 million in research payments through December 31, 1999.

    Under the terms of a related stock purchase agreement, Sumitomo purchased 400,000 shares of our Series E Preferred Stock in February 1995, which were converted into the same number of shares of our common stock in connection with our initial public offering, at $7.50 per share for an aggregate purchase price of $3.0 million.

Taisho (Immune Disorders)

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

Patents and Other Proprietary Rights

    We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents, trademarks and copyrights or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are essential elements of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek patent protection in the United States and in certain foreign countries for the genes we discover, as well as therapeutic products and processes, drug screening methodologies, transgenic animals, diagnostics and other inventions based on these genes. Our commercial success will depend in part on obtaining this patent protection. To date, 72 of our patent applications have either issued as United States patents or have been allowed by the United States Patent and Trademark Office, and we have at least 75 additional patent applications pending in the United States. For some of our discoveries, corresponding foreign patent protection has been received or is pending. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and characterize genes and that may be used to develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use technologies in our research and development processes. These licenses (both exclusive and non-exclusive) may require us to pay royalties based on product sales.

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

    Many of these companies and institutions, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in:

  •
  developing products;

  •
  undertaking pre-clinical testing and clinical trials;

  •
  obtaining FDA and other regulatory approvals of products; and

  •
  manufacturing and marketing products.

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

  •
  other drug development technologies and methods of preventing or reducing the incidence of disease;

  •
  new small molecules; or

  •
  other classes of therapeutic agents.

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

  •
  develop proprietary products;

  •
  develop and maintain products that reach the market first, are technologically superior to and/or are of lower cost than other products in the market;

  •
  attract and retain scientific and product development personnel;

  •
  obtain patent or other proprietary protection for our products and technologies;

  •
  obtain required regulatory approvals; and

  •
  manufacture, market and sell any products that we develop.

Government Regulation

    The manufacturing and marketing of our potential products and our ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any drug developed by us must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA under the federal Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. None of our product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes pre-clinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive pre-clinical and clinical data and supporting information to the FDA for each indication to establish a product candidate's safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations in humans, we must submit to, and receive approval from, the FDA of an IND application. We expect to rely on some of our collaborative partners to file IND applications and generally direct the regulatory approval process for some of our products.

    Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practices. Clinical testing must be conducted under FDA oversight. Before receiving FDA clearance to market a product, we must demonstrate that the product is safe and effective on the patient population that will be treated. If regulatory clearance of a product is granted, this clearance will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical studies. Marketing or promoting a drug for an unapproved indication is generally prohibited. Furthermore, clearance may entail ongoing requirements for post-marketing studies. Even if this regulatory clearance is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on this product, manufacturer or facility, including costly recalls or withdrawal of the product from the market.

    The length of time necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or cause the costs of these trials to increase, include:

  •
  slow patient enrollment due to the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the study, competition with clinical trials for other drug candidates or other factors;

  •
  inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials;

  •
  delays in approvals from a study site's review board;

  •
  longer treatment time required to demonstrate effectiveness or determine the appropriate product dose;

  •
  lack of sufficient supplies of the product candidate;

  •
  adverse medical events or side effects in treated patients; and

  •
  lack of effectiveness of the product candidate being tested.

    Any drug is likely to produce some toxicities or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for sufficiently long periods of time. Unacceptable toxicities or side effects may occur at any dose level at any time in the course of studies in animals designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or in clinical trials of our potential products. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our product candidates and could ultimately prevent their marketing clearance by the FDA or foreign regulatory authorities for any or all targeted indications.

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

    Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community ("EC") registration procedures are available to companies wishing to market a product in more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process involves all of the risks associated with FDA clearance discussed above.

Employees

    As of December 31, 2000, we had 279 full-time employees of whom 130 hold Ph.D. or M.D. degrees. Of our total workforce as of December 31, 2000, 237 were engaged in research and development activities and 42 were engaged in business development, finance and administration. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

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

    We have generated operating losses since we began operations in November 1991. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required and will continue to require significant research and development expenditures. To date, we have no products that have generated any revenue. As of December 31, 2000, we had an accumulated deficit of approximately $130.7 million. Even if we succeed in developing a commercial product, we expect to incur losses for at least the next several years, and we expect that our losses will increase as we expand our research and development activities. If the time required to generate product revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. If we fail to obtain the necessary capital, we will not be able to fund our operations.

Because our product candidates are in an early stage of development, there is a high risk of failure.

    We have no products that have received regulatory approval for commercial sale. All of our product candidates are in early stages of development, and we face the risks of failure inherent in developing drugs based on new technologies. None of our prospective products, including T67, T607, T64 and T611, is expected to be commercially available until at least 2004.

    Two of our drug candidates, T67 and T607, operate in a similar manner. Based on results at any stage of clinical trials, we may decide to discontinue development of one or both of these compounds. Additionally, even if the clinical results are favorable for both compounds, we may decide to commercialize only one of the compounds.

    Our products must satisfy rigorous standards of safety and efficacy before they can be approved by the FDA and international regulatory authorities for commercial use. We will need to conduct significant additional research, pre-clinical testing and clinical trials, before we can file applications with the FDA for product approval. Clinical trials are expensive and have a high risk of failure. In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Any of our products may not attain market acceptance. Typically, there is a high rate of attrition for products in pre-clinical testing and clinical trials. Also, third parties may develop superior products or have proprietary rights that preclude us from marketing our products. If research and testing is not successful or we fail to obtain regulatory approval, we will be unable to market and sell our future product candidates.

The progress and results of our animal and human testing are uncertain.

    Pre-clinical testing and clinical development are long, expensive and uncertain processes. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, a single partial response, such as that seen in phase 1 clinical testing of T67 and T607, or even a small number of partial responses, such as those seen in phase 1 clinical testing of T64, are not necessarily indicative of success in demonstrating efficacy in phase 2 and phase 3 clinical testing. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Commercialization of our product candidates depends upon successful completion of clinical trials. We must provide the FDA and foreign regulatory authorities with clinical data that demonstrates the safety and efficacy of our products before they can be approved for commercial sale. None of the product candidates that we have internally developed or licensed have advanced beyond the stage of human testing designed to determine efficacy, known as phase 2 clinical trials.

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

    Three of our first four clinical candidates are directed to the treatment of cancer. Anti-cancer drugs generally have a narrow therapeutic window between efficacy and toxicity. If unacceptable toxicity is observed in clinical trials, the trials may be terminated at an early stage. Drug-related deaths may occur in clinical trials with anti-cancer drugs, because drugs for the treatment of cancer are typically dangerous and cancer patients are critically ill. Several deaths occurred during Eli Lilly's phase 1 clinical trials of T64.

    We do not know whether our existing or any future clinical trials will demonstrate safety and efficacy sufficient to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of our products under development will prevent receipt of FDA approval and, ultimately, commercialization of our products.

    For additional information concerning the testing of our prospective products, see "Business—Government Regulation."

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

    Before commencing clinical trials in humans, we must submit and receive approval from the FDA of an IND application. Clinical trials are subject to oversight by institutional review boards and the FDA and:

  •
  must be conducted in conformance with the FDA's good laboratory practice regulations;

  •
  must meet requirements for institutional review board oversight;

  •
  must meet requirements for informed consent;

  •
  must meet requirements for good clinical practices;

  •
  are subject to continuing FDA oversight;

  •
  may require large numbers of test subjects; and

  •
  may be suspended by us or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND application or the conduct of these trials.

    While we intend to file one to two INDs per year over the next several years, no assurance can be made that we will be able to do so or that the FDA will approve any IND in a timely manner or at all.

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

    For additional information concerning regulatory approval of our prospective products, see "Business—Government Regulation."

Failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts.

    We had 279 employees as of December 31, 2000. Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled chemists and clinical development personnel. The loss of the services of any of these personnel, in particular, David V. Goeddel, our Chief Executive Officer, could impede significantly the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic institutions and scientists, or if our existing academic collaborations are unsuccessful, our product development programs may be delayed. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain relationships.

The drug discovery methods we employ are relatively new and may not lead to the development of drugs.

    The drug discovery methods we employ based upon the regulation of gene expression are relatively new. We do not know if these methods will lead to the discovery of commercially viable drugs. None of our cancer product candidates undergoing clinical testing acts by the regulation of gene expression. There is limited scientific understanding generally relating to the regulation of gene expression and the role of genes in complex diseases, and relatively few products based on gene discoveries have been developed and commercialized by drug manufacturers. Even if we are successful in identifying the pathways that cells use to control the expression of genes associated with specific diseases, these discoveries may not lead to the development of drugs. Furthermore, our drug discovery efforts are focused on a number of target genes, the functions of which have not yet been fully identified. As a result, the safety and efficacy of drugs that alter the expression of these genes have not yet been established. Therefore, we cannot assure you that our research and development activities will result in any commercially viable products. We expect to continue to in-license or acquire additional product candidates to augment the results of our internal research activities, and in-licensed candidates may not prove to be successful.

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

    The continuation of any of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations. All of our corporate collaborations have terms of six or fewer years, which is less than the period required for the discovery, clinical development and commercialization of most drugs. Each of our corporate collaboration agreements provides that, upon expiration of a specified period after commencement of the agreement, the corporate collaborator has the right to terminate the agreement on short notice, and each corporate collaboration agreement, other than the agreement with Roche Bioscience, provides that these terminations do not require cause. Our collaboration with Merck was terminated by Merck in March 1999, our collaboration with Sumitomo expired in January 2000, our collaboration with Taisho was terminated by Taisho in March 2000 and Knoll has notified us that it is terminating our collaboration effective October 31, 2001. Our existing corporate collaboration agreements also may terminate before the full term of the collaborations. Moreover, we may not be able to renew these collaborations on acceptable terms, if at all. If funding from one or more of our corporate collaborations were reduced or terminated, we would be required to devote additional internal resources to product development or scale back or terminate some development programs or seek alternative corporate collaborators.

    There have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future corporate collaborators. If business combinations involving our corporate collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our corporate collaborations.

    Until recently, our corporate collaboration strategy focused on partnering with pharmaceutical companies to fund our research in the regulation of gene expression. Over the past two years, as our partnered and unpartnered research has led to product candidates, our corporate collaboration strategy has evolved. In addition to seeking collaborations for our research-stage programs, we also seek to enter into collaborations for the development of compounds discovered through our research and development efforts. The timing of these collaborations may be linked to clinical results of our product candidates. As a result, we expect our net spending on research and development to increase significantly and that our corporate collaborators will fund a smaller percentage of our expenses than historically.

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

    If we do not effectively exploit the commercialization rights we have retained, we may not achieve profitability. In most of our corporate collaborations, we have retained various commercialization rights for the development and marketing of pharmaceutical products, including rights for specific pharmaceutical indications or in specified geographical regions. For a description of programs for which we have retained commercialization rights, see "Business—Corporate Collaborations." We may take advantage of these currently retained rights directly or may exploit retained rights through collaborations with others. The value of these rights, if any, will be largely derived from our ability, directly or with collaborators, to develop and commercialize drugs, the success of which is also uncertain.

    The exploitation of retained commercialization rights requires sufficient capital; technological, product development, manufacturing and regulatory expertise and resources; and marketing and sales personnel. We may not be able to develop or obtain these resources in sufficient quantity, or of sufficient quality, to enable us to achieve our objectives. To the extent that we are required to rely on third parties for these resources, failure to establish and maintain our relationships will affect our ability to realize value from our retained commercialization rights. If we seek to commercialize products for which we have retained rights through joint ventures or collaborations, we may be required to relinquish material rights on terms that may not be favorable to us. We do not know whether we will be able to enter into any agreements on acceptable terms, if at all, or whether we will be able to realize any value from our retained commercialization rights.

If our competitors develop and market products that are more effective than our product candidates, our commercial opportunity will be reduced or eliminated.

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

  •
  attract qualified personnel;

  •
  attract parties for acquisitions, joint ventures or other collaborations; and

  •
  license the proprietary technology of these institutions that is competitive with the technology we are practicing.

    If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find an acceptable substitute. For additional information regarding the competition we face, see "Business—Competition."

Because it is difficult and costly to protect our proprietary rights, we cannot ensure their protection.

    Our commercial success will depend, in part, on obtaining patent protection on our products and successfully defending these patents against third party challenges. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict with certainty the breadth of claims allowed in our patents and other companies' patents.

    The degree of future protection for our proprietary rights is uncertain and we cannot ensure that:

  •
  we were the first to make the inventions covered by each of our pending patent applications and issued patents;

  •
  we were the first to file patent applications for these inventions;

  •
  others will not independently develop similar or alternative technologies or duplicate any of our technologies;

  •
  any of our pending patent applications will result in issued patents;

  •
  any patents issued to us or our collaborators will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

  •
  we will develop additional proprietary technologies that are patentable; or

  •
  the patents of others will not have an adverse effect on our ability to do business.

    In addition, we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits.

    Others may have filed and in the future are likely to file patent applications covering genes, gene products or therapeutic products that are similar or identical to ours. We cannot assure you that any patent applications or issued patents of others will not have priority over our patent applications or issued patents. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. We cannot predict whether we or our collaborators would prevail in any of these actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

    We rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, academic collaborators and consultants to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary information.

    We are a party to various license agreements that give us rights to use specified technologies in our research and development processes. If we are not able to continue to license this technology on commercially reasonable terms, our product development and research may be delayed. In addition, we generally do not control the patent prosecution of in-licensed technology, and accordingly are unable to exercise the same degree of control over this intellectual property as we exercise over our internally developed technology.

    Our research collaborators and scientific advisors have rights to publish data and information in which we have rights. If we do not apply for patent protection prior to such publication or if we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be imperiled. See "Business—Patents and Other Proprietary Rights."

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

    We currently have no sales, marketing or distribution capability. In order to commercialize any products, we must internally develop sales, marketing and distribution capabilities or make arrangements with a third party to perform these services. We intend to market some products directly and rely on relationships with one or more pharmaceutical companies with established distribution systems and direct sales forces to market other products. To market any of our products directly, we must develop a marketing and sales force with technical expertise and with supporting distribution capabilities. We may not be able to establish in-house sales and distribution capabilities or relationships with third parties. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful and are outside of our control.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products from third-party payors.

    The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means will limit our commercial opportunity. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement similar government control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that any of our collaborators or we would receive for any products in the future. Further, cost control initiatives could adversely affect our collaborators' ability to commercialize our products, and our ability to realize revenues from this commercialization.

    Our ability to commercialize pharmaceutical products, alone or with collaborators, may depend in part on the extent to which reimbursement for the products will be available from:

  •
  government and health administration authorities;

  •
  private health insurers; and

  •
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

    Genentech, Inc. is a potential competitor of ours and is also one of our investors. David V. Goeddel, our Chief Executive Officer and a member of our Board of Directors, is a consultant to Genentech. Mark J. Levin, who is currently a member of our Board of Directors but has decided to resign from his position as a director as of the date of our 2001 Annual Meeting of Stockholders, is Chairman, President and Chief Executive Officer of Millennium Pharmaceuticals, Inc. and A. Grant Heidrich, III, Chairman of our Board of Directors, also serves on the Board of Directors of Millennium. Millennium has publicly disclosed that it is pursuing programs that are competitive with, and may have scientific overlap with, our programs.

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

    We believe that existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through mid-2003. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    We may raise additional financing through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to continue developing our products.

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

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

    Our directors, executive officers and holders of 5% or more of our outstanding common stock and their affiliates currently beneficially own approximately 39.9% of our common stock. Accordingly, they collectively have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

    In particular, BZ Group Holding Limited, together with its subsidiaries, including Pharma Vision AG, currently owns approximately 25.3% of our outstanding common stock. Peter J. Sjöstrand, a member of our Board of Directors (who has decided to resign from such position effective as of the date of the Company's 2001 Annual Meeting of Stockholders), and David V. Goeddel, our Chief Executive Officer and a member of our Board of Directors, are members of the board of directors of Pharma Vision. Dr. Sjöstrand is also a partner of BZ Group Holding Limited. BZ Group Holding Limited and Pharma Vision are not parties to any standstill or other agreement limiting their ability to acquire additional shares of our capital stock and may in the future, through open market purchases or otherwise, acquire additional shares of our common stock.

Our stock price may be volatile, and your investment in our stock could decline in value.

    The market prices for securities of biotechnology companies, including our stock price, have been highly volatile and may continue to be highly volatile in the future. In the year 2000, our common stock traded between $20.00 and $99.25. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

  •
  market conditions for pharmaceutical and biotechnology stocks generally;

  •
  announcements of technological innovations or new commercial products by our competitors or us;

  •
  developments concerning proprietary rights, including patents;

  •
  developments concerning our collaborations;

  •
  publicity regarding actual or potential medical results relating to products under development by our competitors or us;

  •
  regulatory developments in the United States and foreign countries;

  •
  litigation;

  •
  economic and other external factors or other disasters or crises; or

  •
  period-to-period fluctuations in financial results.

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

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

    Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:

  •
  establish that members of the Board of Directors may be removed only for cause upon the affirmative vote of stockholders owning at least two-thirds of our capital stock;

  •
  authorize the issuance of "blank check" preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

  •
  limit who may call a special meeting of stockholders;

  •
  prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

  •
  establish advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholder meetings.

Item 2. Properties

    Our facilities consist of approximately 146,000 square feet of research and office space located at Two Corporate Drive, South San Francisco, California that is leased to us until 2011. We have options to renew our leases for two additional periods of five years each. We have also leased approximately 14,500 square feet of research and office space located at 266 Pulaski Road, Greenlawn, New York until 2005. We are in the process of seeking additional space to accommodate our growth and expect to enter into new leases or acquire new properties during 2001.

Item 3. Legal Proceedings

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the security holders of the Company during the last quarter of the year ended December 31, 2000.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

    Our common stock has traded on The Nasdaq Stock Market® under the symbol "TLRK" since December 10, 1999. As of March 12, 2001 there were approximately 436 stockholders of record of the Company's common stock. The following table sets forth, for the period indicated, the high and low bid quotations for the common stock as reported by The Nasdaq Stock Market.

	Common Stock Price
	High	Low
Year Ended December 31, 1999
Fourth Quarter (commencing December 10, 1999)	$39.06	$17.00
Year Ended December 31, 2000
First Quarter	$99.25	$27.38
Second Quarter	$40.00	$20.00
Third Quarter	$36.69	$25.75
Fourth Quarter	$35.13	$24.63
Year Ended December 31, 2001
First Quarter (through March 12, 2001)	$30.50	$24.00

    We have not paid dividends on our common stock, and currently do not plan to pay any cash dividends in the foreseeable future.

    On January 21, 2000, we issued 31,515 shares of common stock to Cold Spring Harbor Laboratory pursuant to Cold Spring Harbor Laboratory's cashless warrant exercise at an exercise price of $13.00 per share pursuant to Section 4(2) of the Securities Act. On February 2, 2000, we issued 77,267 shares of common stock to Slough Estates USA, Inc. pursuant to Slough Estates USA, Inc.'s cashless warrant exercise at an exercise price of $7.50 per share pursuant to Section 4(2) of the Securities Act. On February 11, 2000, we issued 14,006 shares of common stock to Bristow Investments LP pursuant to Bristow Investments L.P.'s cashless warrant exercise at an exercise price of $7.50 per share pursuant to Section 4(2) of the Securities Act. On February 11, 2000, we issued 3,501 shares of common stock to the Shushan Family Trust pursuant to the Shushan Family Trust's cashless warrant exercise at an exercise price of $7.50 per share pursuant to Section 4(2) of the Securities Act. On February 14, 2000, we issued 13,188 shares of common stock to S-7 Associates pursuant to S-7 Associates' cashless warrant exercise at an exercise price of $13.00 per share pursuant to Section 4(2) of the Securities Act. On February 16, 2000, we issued 152,093 shares of common stock to Broadview Limited pursuant to Broadview Limited's cashless warrant exercise at an exercise price of $10.00 per share pursuant to Section 4(2) of the Securities Act. On February 18, 2000, we issued 20,491 shares of common stock to Northwood Ventures LLC pursuant to Northwood Ventures LLC's cashless warrant exercise at an exercise price of $13.00 per share pursuant to Section 4(2) of the Securities Act. On February 18, 2000, we issued 6,830 shares of common stock to Northwood Capital Partners LLC pursuant to Northwood Capital Partners LLC's cashless warrant exercise at an exercise price of $13.00 per share pursuant to Section 4(2) of the Securities Act. On February 18, 2000, we issued 199 shares of common stock to Henry T. Wilson pursuant to Henry T. Wilson's cashless warrant exercise at an exercise price of $13.00 per share pursuant to Section 4(2) of the Securities Act. On February 22, 2000, we issued 81,243 shares of common stock to National Electrical Benefits Fund pursuant to National Electrical Benefits Fund's cashless warrant exercise at an exercise price of $7.50 per share pursuant to Section 4(2) of the Securities Act. On February 24, 2000, we issued 53,938 shares of common stock to Long Island Venture Fund pursuant to Long Island Venture Fund's cashless warrant exercise at an exercise price of $13.00 per share pursuant to Section 4(2) of the Securities Act. On March 2, 2000, we issued 6,324 shares of common stock to Nikolai Lisitsyn pursuant to Nikolai Lisitsyn's cashless warrant exercise at an exercise price of $13.00 per share pursuant to Section 4(2) of the Securities Act. On March 13, 2000, we issued 1,279 shares of common stock to Francis Barany pursuant to Francis Barany's cashless warrant exercise at an exercise price of $13.00 per share pursuant to Section 4(2) of the Securities Act. On March 22, 2000, we issued 12,479 shares of common stock to Magnum Trust pursuant to Magnum Trust's cashless warrant exercise at an exercise price of $10.00 per share pursuant to Section 4(2) of the Securities Act. On August 17, 2000, we issued 32,757 shares of common stock to Auber Investments pursuant to Auber Investments' warrant exercise at an exercise price of $13.00 per share pursuant to Section 4(2) of the Securities Act. On September 1, 2000, we issued 560 shares of common stock to Jane Trigg pursuant to Jane Trigg's warrant exercise at an exercise price of $13.00 per share pursuant to Section 4(2) of the Securities Act.

Item 6. Selected Consolidated Financial Data

    The following Selected Consolidated Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Collaborative research and development	$25,487	$23,806	$21,362	$20,009	$15,297
Operating expenses:
Research and development*	64,781	44,550	33,273	26,546	18,622
Acquired in-process research and development	—	3,000	—	18,902	—
General and administrative*	15,590	7,015	5,024	4,020	3,630

	80,371	54,565	38,297	49,468	22,252

Loss from operations	(54,884)	(30,759)	(16,935)	(29,459)	(6,955)
Interest income, net	16,427	5,221	6,396	4,085	1,475

Net loss before cumulative effect of a change in accounting principle	(38,457)	(25,538)	(10,539)	(25,374)	(5,480)
Cumulative effect of a change in accounting principle	(4,800)	—	—	—	—

Net loss	$(43,257)	$(25,538)	$(10,539)	$(25,374)	$(5,480)

Net loss per share before cumulative effect of a change in accounting principle, basic and diluted	$(0.82)	$(2.70)	$(1.55)	$(4.19)	$(1.09)
Net loss per share from cumulative effect of a change in accounting principle, basic and diluted	$(0.10)	$—	$—	$—	$—

Net loss per share, basic and diluted	$(0.92)	$(2.70)	$(1.55)	$(4.19)	$(1.09)

Weighted average shares used in computing basic and diluted net loss per share	46,845	9,451	6,791	6,063	5,034

Pro forma results as if revenue recognition policy had been adopted retroactively:
Pro forma net loss	$(38,457)	$(23,938)	$(12,439)	$(29,874)	$(5,480)

Pro forma net loss per share, basic and diluted	$(0.82)	$(2.53)	$(1.83)	$(4.93)	$(1.09)

*Included in operating expenses were the following charges for stock-based compensation:
Research and development	$1,384	$1,673	$9	$—	$—
General and administrative	$6,242	$978	$22	$—	$—

    We have previously recognized nonrefundable technology access fees received in connection with collaboration agreements as revenue when received, when the technology has been transferred and when all of our contractual obligations relating to the fees had been fulfilled. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements ("SAB 101") that, among other things, describes the SEC staff's position on the recognition of certain nonrefundable upfront fees received in connection with research collaborations. As reported in our quarterly report on Form 10-Q for the first quarter of 2000 and effective January 1, 2000, we adopted SAB 101 which changed our method of accounting for nonrefundable technology access fees to recognize such fees over the term of the related research collaboration agreement. The $4.8 million cumulative effect of a change in accounting principle was reported as a charge in the quarter ended March 31, 2000 and is reflected as a charge for the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the collaborative research and development agreements. The pro forma net losses for 1997 through 2000 reflect the effect of applying retroactively the new method of accounting under SAB 101.

	As of December 31,
	2000	1999	1998	1997	1996
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$278,903	$203,029	$121,374	$125,406	$77,078
Working capital	224,906	184,553	94,535	116,527	69,394
Total assets	315,098	230,438	136,778	133,522	83,409
Long-term obligations, less current portion	10,285	10,097	4,734	3,456	2,128
Deferred compensation	(1,674)	(4,586)	(679)	—	—
Accumulated deficit	(130,652)	(87,395)	(61,857)	(51,318)	(25,944)
Total stockholders' equity	247,298	197,569	110,898	120,856	72,905

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    You should read the following discussion and analysis in conjunction with "Item 6. Selected Consolidated Financial Data," and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this annual report on Form 10-K.

Overview

    Since our founding in November 1991, we have been engaged in the discovery and development of a broad range of novel, orally available drugs, most of which act through the regulation of gene expression. Our research programs include cancer, CMV disease, inflammation, immune disorders, lipid disorders, diabetes, bacterial diseases and obesity. We have incurred net losses since inception and expect to incur substantial and increasing losses for at least the next several years as we expand our research and development activities. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborators, capital lease financings and interest income. As of December 31, 2000, our accumulated deficit was approximately $130.7 million. We received aggregate research funding under research and development collaborations between 1996 and 2000 as follows:

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(in millions)
Research funding received	$49.2	$23.7	$29.8	$20.0	$12.5

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

    In order to accelerate product commercialization and finance research activities, we are currently engaged in collaborations with leading pharmaceutical companies as summarized below:

Collaborator	Research Area	Commencement Date
Japan Tobacco	Metabolic Diseases	June 2000
Knoll	Obesity	November 1998 (ending October 31, 2001)
Japan Tobacco	Lipid Disorders	September 1998
Roche Bioscience	Inflammation	July 1997
Japan Tobacco	Obesity/Diabetes	September 1996

    Under the terms of the collaborations identified above and taking into consideration Knoll's decision to terminate the obesity program effective October 31, 2001, as of December 31, 2000, our partners had agreed to provide future research funding of up to approximately $57.1 million over a five-year period as set forth in the table below, including $28.5 million subject to possible cancellation, as well as additional payments upon the achievement of specific research and development milestones and royalties upon commercialization of any products. Research funding expected to be received in the future under existing collaborations was as follows as of December 31, 2000:

	Year Ended December 31,
	2004	2003	2002	2001
	(in millions)
Contractual future research funding	$9.2	$9.2	$16.8	$21.9

    If we do not enter into new corporate collaborations, collaborative research and development revenue and cash received from collaborative partners will decline for the foreseeable future.

License Agreement

    Effective September 24, 1999, we executed a license agreement with Eli Lilly under which we obtained an exclusive, worldwide, royalty-bearing license to make, use and sell pharmaceutical products containing a compound that we refer to as T64 and that was formerly known as lometrexol. In connection with this agreement, we paid $3.0 million to Eli Lilly as an initial license fee and agreed to pay specified milestones and royalties upon successful commercialization of T64. Under the agreement, Eli Lilly granted us a license to its proprietary technology relating to T64 and also a sublicense under an exclusive license granted to Eli Lilly by Princeton University relating to T64. Eli Lilly has specified obligations under the agreement to maintain the license from Princeton University. Eli Lilly has a right to match the material terms of any offer made by a third party for commercialization rights relating to T64 products. We may terminate the agreement with Eli Lilly upon written notice. Eli Lilly may terminate our license in specified major countries if we fail to use reasonable diligence to develop T64 products in these countries, and may terminate the agreement if we fail to use appropriate diligence to develop T64 products in a predetermined number of major countries. If Eli Lilly terminates the agreement, Eli Lilly obtains a nonexclusive, royalty-bearing, worldwide license to our technical improvements to T64.

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

Results of Operations

Years Ended December 31, 2000, 1999 and 1998.

    Collaborative research and development revenue.  Collaborative research and development revenue was $25.5 million in 2000, compared with $23.8 million in 1999 and $21.4 million in 1998. The increase in 2000 was principally attributable to revenue from a new corporate collaboration agreement in the area of metabolic diseases signed in June 2000 with Japan Tobacco. The effect of this new agreement was partially offset by the conclusion of the collaborations with Taisho and Sumitomo during the first quarter of 2000. The increase in 1999 was principally attributable to revenue from new corporate collaboration agreements signed in the second half of 1998. These included agreements with Japan Tobacco in the area of lipid disorders and with Knoll in obesity. The effect of these new agreements was partially offset by lower revenue from the collaboration with Merck, which ended in March 1999. Unless we enter into new corporate collaborations, we expect collaborative research and development revenue to decline for the foreseeable future as the Knoll collaboration terminates and other existing collaborations expire at the end of their terms.

    Research and development expenses.  Excluding deferred compensation, research and development expenses were $63.4 million in 2000, compared with $42.9 million in 1999 and $33.3 million in 1998. The increase in 2000 is primarily due to increased preclinical and clinical studies and related manufacturing costs. In addition, new research in metabolic diseases contributed to higher research and development costs in the second half of 2000 compared to the second half of 1999. The increase in 1999 was primarily attributable to increases in employee costs, pre-clinical and clinical costs and higher occupancy costs associated with our second building at our South San Francisco facility that we occupied in January 1999. We also incurred a $3.0 million expense for in-process research and development in the fourth quarter of 1999 in connection with the license agreement we executed with Eli Lilly for T64 in September 1999. We expect research and development expenses to increase significantly in future periods, particularly as new and existing product candidates advance into later stages of development. Additionally, we expect that corporate collaborations will fund a smaller percentage of our research and development expenses than historically.

    General and administrative expenses.  Excluding deferred compensation, general and administrative expenses were $9.3 million in 2000, $6.0 million in 1999 and $5.0 million in 1998. These increases reflected higher employee costs associated with growth of most functional areas in support of our expanding research and development activities. The increase in 2000 is primarily due to non-cash, stock-based consultant compensation, higher patent legal expenses and the increased costs associated with operating as a publicly traded company. During this three-year period, general and administrative expenses increased an aggregate 87% compared with a 90% growth in research and development expenses. We expect that general and administrative expenses will increase in the future to support continued growth of our research and development efforts and to accommodate the demands associated with operating as a public company.

    Amortization of deferred stock compensation.  Amortization of deferred stock compensation was $2.2 million in 2000, $2.7 million in 1999 and $31,000 in 1998. We recorded deferred stock compensation of approximately $6.6 million in 1999 and $710,000 in 1998 for options awarded to employees with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. We reduced deferred stock compensation by $682,000 in 2000 to reflect the cancellation of unvested stock option shares from certain 1998 and 1999 awards.

    Interest income, net.  Net interest income was $16.4 million in 2000, $5.2 million in 1999 and $6.4 million in 1998. The 2000 increase was due primarily to higher interest-bearing balances as a result of our public offerings in December 1999 and March 2000 as compared to balances in 1999. The 1999 decrease was due primarily to lower interest-bearing balances and lower interest rates as compared to 1998.

Liquidity and Capital Resources

    Since inception, our primary sources of funds have been the sale of equity securities, capital lease financings, non-equity payments from collaborators and interest income. As of December 31, 2000, we had received net proceeds of $343.1 million from the sale of equity securities, including $13.0 million from collaborators, $104.7 million from our initial public offering in December 1999 and $71.6 million from our public offering in March 2000. Non-equity payments received from collaborators since our inception were $160.2 million through December 31, 2000. Aggregate interest income earned since our inception was $41.3 million through December 31, 2000.

    We had cash, cash equivalents and investments of $278.9 million at December 31, 2000, an increase of $75.9 million from December 31, 1999. Cash provided by operations during the year ended December 31, 2000 was $2.4 million. Cash used for purchases of equipment and leasehold improvements totaled $9.3 million during the year ended December 31, 2000. Cash received from equipment financing during the year ended December 31, 2000 was $6.4 million. The annual interest rates of these financings ranged from 8.6% to 12.0%, and the financing arrangements have terms of approximately four years each. As of December 31, 2000, we had $5.5 million available under equipment financing arrangements, which we expect to utilize in 2001. Repayments of long-term obligations totaled $5.6 million during the year ended December 31, 2000. Cash received from stock option exercises during the year ended December 31, 2000 was $1.0 million. We expect operating spending to increase in the future as we expand operations to support the development of new and existing product candidates. Capital spending is not expected to increase from 2000 levels substantially as increases in equipment spending are offset by a reduction in spending resulting from the completion in 2000 of leasehold improvements in our second building.

    During the three-year period ended December 31, 2000, cash used in operating and investing activities was $19.0 million and $175.3 million, respectively. Uses of cash in operating activities were primarily to fund net losses. Uses of cash in investing activities included $145.6 million used for net purchases of available-for-sale securities, $24.6 million for capital expenditures and $5.1 million for purchases of long-term and restricted investments. Financing activities provided cash of $196.0 million during the three-year period ended December 31, 2000. This amount largely represented proceeds from the sale of equity securities.

    Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. We believe that our existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through mid-2003. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:

  •
  the progress of our research activities;

  •
  the number and scope of our research programs;

  •
  the progress of our pre-clinical and clinical development activities;

  •
  the progress of the development efforts of our collaborators;

  •
  our ability to establish and maintain current and new collaboration and licensing arrangements;

  •
  our ability to achieve our milestones and receive funding under collaboration arrangements;

  •
  the costs involved in enforcing patent claims and other intellectual property rights;

  •
  the costs and timing of regulatory approvals; and

  •
  the costs of establishing sales, marketing and distribution capabilities.

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

    As of December 31, 2000, we had federal net operating loss carryforwards of approximately $94.0 million to offset future taxable income. We also had federal research and development tax credit carryforwards of approximately $2.8 million. If not utilized, net operating loss and credit carryforwards will begin to expire in 2007. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of our net operating losses and credits before they can be used. You should read Note 11 of "Notes to Consolidated Financial Statements."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years and two equity investments resulting from private investments that converted into publicly traded common shares. We maintain an investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2000 levels, the fair value of our portfolio would decline by approximately $738,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Item 8. Financial Statements and Supplementary Data

TULARIK INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Tularik Inc.

    We have audited the accompanying consolidated balance sheets of Tularik Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tularik Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of revenue recognition for nonrefundable technology access fees received in connection with collaboration agreements.

                      /S/ ERNST & YOUNG LLP

Palo Alto, California
February 8, 2001

TULARIK INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$76,312	$95,269
Short-term investments	182,591	107,760
Prepaid expenses and other current assets	4,991	3,103

Total current assets	263,894	206,132
Property and equipment, net	19,741	15,434
Other investments	20,000	—
Restricted investments	2,017	4,000
Other assets	9,446	4,872

Total assets	$315,098	$230,438

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,549	$807
Accrued compensation and related liabilities	3,127	1,769
Accrued liabilities	4,553	2,724
Current portion of long-term debt and capital lease obligations	6,121	5,052
Deferred revenue	22,638	11,227

Total current liabilities	38,988	21,579
Long-term debt and capital lease obligations	10,285	10,097
Long-term portion of deferred revenue	17,583	255
Other non-current liabilities	944	938

Total liabilities	67,800	32,869

Commitments (Note 7)
Stockholders' equity:
Convertible preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized at December 31, 2000 and 1999; none issued and outstanding at December 31, 2000 and 1999	—	—
Common stock, $0.001 par value, 145,000,000 shares authorized; 48,131,574 and 44,835,844 shares issued and outstanding at December 31, 2000 and 1999, respectively	48	45
Additional paid-in capital	371,504	291,114
Notes receivable from stockholders	(1,084)	(1,609)
Deferred compensation	(1,674)	(4,586)
Accumulated other comprehensive income	9,156	—
Accumulated deficit	(130,652)	(87,395)

Total stockholders' equity	247,298	197,569

Total liabilities and stockholders' equity	$315,098	$230,438

The accompanying notes are an integral part of these consolidated financial statements.

TULARIK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2000	1999	1998
Revenue:
Collaborative research and development	$25,487	$23,806	$21,362
Operating expenses:
Research and development (Note A)	64,781	47,550	33,273
General and administrative (Note A)	15,590	7,015	5,024

	80,371	54,565	38,297

Loss from operations	(54,884)	(30,759)	(16,935)
Interest income	17,908	6,357	6,906
Interest expense	(1,481)	(1,136)	(510)

Net loss before cumulative effect of a change in accounting principle	(38,457)	(25,538)	(10,539)
Cumulative effect of a change in accounting principle	(4,800)	—	—

Net loss	$(43,257)	$(25,538)	$(10,539)

Net loss per share before cumulative effect of a change in accounting principle, basic and diluted	$(0.82)	$(2.70)	$(1.55)
Net loss per share from cumulative effect of a change in accounting principle, basic and diluted	$(0.10)	$—	$—

Net loss per share, basic and diluted	$(0.92)	$(2.70)	$(1.55)

Weighted average shares used in computing basic and diluted net loss per share	46,845,374	9,450,934	6,790,512

Pro forma results as if revenue recognition policy had been adopted retroactively:
Pro forma net loss	$(38,457)	$(23,938)	$(12,439)

Pro forma net loss per share, basic and diluted	$(0.82)	$(2.53)	$(1.83)

Note A:
Included in operating expenses were the following charges for stock-based compensation:
Research and development	$1,384	$1,673	$9
General and administrative	$6,242	$978	$22

The accompanying notes are an integral part of these consolidated financial statements.

TULARIK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Convertible Preferred Stock
			Common Stock
					Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at January 1, 1998	26,858,823	$27	7,432,729	$7	$173,000	$(860)	$—	$—	$(51,318)	$120,856
Issuance of Series H convertible preferred stock upon exercise of stock options	7,802	—	—	—	6	—	—	—	—	6
Conversion of warrants, net	37,260	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of repurchases	—	—	127,874	1	319	80	—	—	—	400
Repayment of notes receivable	—	—	—	—	—	144	—	—	—	144
Deferred compensation	—	—	—	—	710	—	(710)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	31	—	—	31
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(10,539)	(10,539)

Balances at December 31, 1998	26,903,885	27	7,560,603	8	174,035	(636)	(679)	—	(61,857)	110,898
Conversion of warrants, net	49,654	—	62,599	—	—	—	—	—	—	—
Issuance of common stock, net of repurchases	—	—	2,266,603	2	5,854	(1,405)	—	—	—	4,451
Payment of notes receivable	—	—	—	—	—	432	—	—	—	432
Issuance of common stock in initial public offering, net of offering costs of $7,220	—	—	7,992,500	8	104,667	—	—	—	—	104,675
Conversion of preferred stock to common stock conjunction with initial public offering	(26,953,539)	(27)	26,953,539	27	—	—	—	—	—	—
Deferred compensation	—	—	—	—	6,558	—	(6,558)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	2,651	—	—	2,651
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(25,538)	(25,538)

Balances at December 31, 1999	—	—	44,835,844	45	291,114	(1,609)	(4,586)	—	(87,395)	197,569
Warrant exercises, net	—	—	507,670	—	432	—	—	—	—	432
Issuance of common stock, net of repurchases	—	—	631,810	1	2,176	—	—	—	—	2,177
Issuance of common stock in secondary public offering, net of offering costs of $631	—	—	2,156,250	2	71,604	—	—	—	—	71,606
Cancellation of pre-IPO options	—	—	—	—	(682)	—	682	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	2,230	—	—	2,230
Other stock compensation	—	—	—	—	5,396	—	—	—	—	5,396
Consultant stock compensation	—	—	—	—	1,464	—	—	—	—	1,464
Payment of notes receivable	—	—	—	—	—	525	—	—	—	525
Net loss	—	—	—	—	—	—	—	—	(43,257)	(43,257)
Change in unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	9,156	—	9,156

Comprehensive loss	—	—	—	—	—	—	—	—	—	(34,101)

Balances at December 31, 2000.	—	$—	48,131,574	$48	$371,504	$(1,084)	$(1,674)	$9,156	$(130,652)	$247,298

The accompanying notes are an integral part of these consolidated financial statements.

TULARIK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2000	1999	1998
Cash flows from operating activities
Net loss	$(43,257)	$(25,538)	$(10,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,950	3,873	2,423
Amortization of deferred stock compensation	2,230	2,651	31
Noncash stock compensation	6,860	—	188
Changes in assets and liabilities:
Other assets	(2,012)	(2,642)	(1,578)
Accounts payable and accrued liabilities	4,935	1,183	827
Deferred revenue	28,739	(639)	7,873
Other liabilities	—	436	52

Net cash provided by (used in) operating activities	2,445	(20,676)	(723)

Cash flows from investing activities
Maturities of available-for-sale securities	336,163	95,300	140,982
Purchases of available-for-sale securities	(423,895)	(137,134)	(157,047)
Capital expenditures	(9,257)	(9,262)	(6,057)
Purchases of long-term and restricted investments	—	(4,000)	(1,050)

Net cash used in investing activities	(96,989)	(55,096)	(23,172)

Cash flows from financing activities
Proceeds from long-term obligations	6,440	11,706	3,905
Payments of long-term obligations	(5,593)	(3,621)	(1,519)
Proceeds from note receivables from stockholders	525	—	—
Net proceeds from issuance of preferred stock	—	—	6
Proceeds from issuances of common stock, net	74,215	109,558	356

Net cash provided by financing activities	75,587	117,643	2,748

Net increase (decrease) in cash and cash equivalents	(18,957)	41,871	(21,147)
Cash and cash equivalents at beginning of period	95,269	53,398	74,545

Cash and cash equivalents at end of period	$76,312	$95,269	$53,398

Supplemental cash flow information
Cash paid during the period for interest	$1,481	$1,136	$508
Supplemental disclosure of noncash investing and financing
Common stock issued for notes receivable	$—	$1,405	$149
Issuance of notes payable in exchange for services	$410	$—	$—
Conversion of long-term assets to marketable securities	$5,116	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Organization and Business

    Tularik Inc. ("Tularik" or the "Company") was incorporated in the state of California in November 1991 and reincorporated in the state of Delaware in June 1997.

    Since its founding, the Company has been engaged in the discovery and development of a broad range of novel, orally available drugs, most of which act through the regulation of gene expression. Tularik has incurred net losses since inception and expects to incur substantial and increasing losses for at least the next several years as the Company expands its research and development activities. To date, the Company has funded its operations primarily through the sale of equity securities, capital lease financings, non-equity payments from collaborators and interest income. Future revenue, if any, for at least the next several years is expected to consist primarily of payments under corporate collaborations and interest income. The process of developing products has required and will continue to require significant research and development expenditures. The Company expects that its losses will increase as it expands research and development activities. Tularik will not receive product revenue unless the Company or its collaborative partners complete clinical trials, obtain regulatory approval and successfully commercialize one or more of the Company's products.

    In order to accelerate product commercialization and contribute to financing for research activities, Tularik has entered into collaborations with several leading pharmaceutical companies. The Company has ongoing collaborations with the Roche Bioscience division of Syntex (U.S.A.) LLC ("Roche Bioscience") relating to inflammation (commenced in July 1997); Japan Tobacco Inc. ("Japan Tobacco") relating to obesity (commenced in September 1996), lipid disorders (commenced in September 1998) and metabolic diseases (commenced in June 2000); and Knoll AG ("Knoll") relating to obesity (commenced in November 1998, ending in October 2001). Previously, Tularik also had collaborations with other companies including Merck & Co., Inc., ("Merck") relating to viral disease (commenced in December 1993, ended in March 1999); Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") relating to hypercholesterolemia (commenced in January 1995, expired in January 2000) and Taisho Pharmaceutical Co., Ltd. ("Taisho") relating to immune disorders (commenced in April 1995, ended in March 2000). As of December 31, 2000, the Company received $13.0 million in equity investments and $160.2 million in research funding from its past and current collaborators.

2. Summary of Significant Accounting Policies

Principles of Consolidation

    The consolidated financial statements include the accounts of Tularik and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated upon consolidation. Consolidated statements include statements from Tularik's wholly-owned subsidiaries, Amplicon Corporation and Tularik Pharmaceutical Company.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

    The Company considers all highly liquid investments in debt securities with a remaining maturity from the date of purchase of 90 days or less to be cash equivalents. Cash equivalents consist of money market funds and corporate debt securities and exclude demand deposits. The Company's short-term investments include obligations of governmental agencies, corporate debt securities with original maturities ranging between three and twelve months and one equity investment resulting from a private investment that converted into publicly traded common shares. By policy, the Company limits concentration of credit risk by diversifying its investments among a variety of high credit-quality issuers.

    All cash equivalents and marketable investments are classified as available-for-sale. Available-for-sale securities are recorded at fair value and unrealized gains (losses) are reported in stockholders' equity and included in other comprehensive income (loss). Fair value is estimated based on available market information. The cost of securities sold is based on the specific identification method. For the years ended December 31, 1999 and 2000, gross realized gains and losses on available-for-sale securities were immaterial. See Note 4 for a summary of available-for-sale securities at December 31, 1999 and 2000.

Property and Equipment

    Property and equipment is stated at cost. Depreciation and amortization of equipment is calculated using the straight-line method over the lesser of the estimated useful lives of the assets of three years for software and computers and four years for laboratory equipment and furniture, or the lease term. Leasehold improvements are amortized over the term of the related lease, which does not exceed their estimated useful lives.

Long-lived Assets

    The Company accounts for its long-lived assets under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121"). Consistent with SFAS 121, the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. None of these events has occurred with respect to the Company's long-lived assets, which consist primarily of machinery and equipment and leasehold improvements.

Fair Value of Financial Instruments

    Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable, approximate fair value due to their short maturities. The carrying value of its debt obligations approximates fair value, based on borrowing rates currently available to the Company for loans with similar terms.

Revenue Recognition

    Collaborative research and development agreements provide for periodic payments in support of the Company's research activities. Collaboration revenue is recognized as earned based on actual costs incurred or as milestones are achieved. Research support payments received in advance of work performed are recorded as deferred revenue.

    The Company previously recognized nonrefundable technology access fees received in connection with collaboration agreements as revenue when received, when the technology has been transferred and when all contractual obligations of the Company relating to the fees had been fulfilled. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements ("SAB 101") that, among other things, describes the SEC staff's position on the recognition of certain nonrefundable upfront fees received in connection with research collaborations. As reported in the Company's quarterly report on Form 10-Q for the first quarter of 2000 and effective January 1, 2000, the Company adopted SAB 101 which changed its method of accounting for nonrefundable technology access fees to recognize such fees over the term of the related research collaboration agreement. The $4.8 million cumulative effect of a change in accounting principle was reported as a charge in the quarter ended March 31, 2000 and is reflected as a charge for the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the collaborative research and development agreements. For the year ended December 31, 2000, the impact of the change in accounting principle was to increase net loss by $3.2 million, or $0.07 per share, comprised of the $4.8 million cumulative effect of the change as described above ($0.10 per share), net of the $1.6 million ($0.03 per share) of the related deferred revenue that was recognized as revenue during the same twelve-month period. Taking into consideration Knoll's decision to terminate its obesity research collaboration with the Company, the remainder of the related deferred revenue will be recognized in revenue approximately as follows: $2.7 million in 2001 and $0.5 million in 2002.

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

Stock-Based Compensation

    The Company accounts for grants of stock options and common stock purchase rights according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("APB No. 25"). Pro forma net loss information, as required by Financial Accounting Standards Board Statement ("FASB") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), is included in Note 8. Options granted to consultants are accounted for using the Black-Scholes method prescribed by SFAS 123 in accordance with Emerging Issues Task Force Consensus No. 96-18. These options are subject to periodic re-valuation over their vesting terms. Any deferred stock compensation calculated according to APB No. 25 is amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting.

Comprehensive Loss

    As of January 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the

Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income, if material. As unrealized gains and losses on the Company's available-for-sale securities held at December 31, 1998 and 1999 were not material, net loss approximates comprehensive loss for those years.

Net Loss Per Share

    Net loss per share is computed in accordance with the FASB Statement No. 128, "Earnings Per Share," which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities. The Company's potentially dilutive securities were antidilutive and therefore were not included in the computation of weighted average shares used in computing diluted loss per share, for all periods presented.

    The following table sets forth the computation of weighted average shares used in computing basic and diluted net loss per share for the periods indicated:

	2000	1999	1998
Weighted average shares of common stock outstanding	47,284,531	9,931,112	7,495,576
Less: weighted average shares subject to repurchase	(439,157)	(480,178)	(705,064)

Weighted average shares used in computing basic and diluted net loss per share	46,845,374	9,450,934	6,790,512

    The Company's preferred stock converted into common stock upon the closing of the Company's initial public offering in December 1999. For information purposes, the following pro forma net loss per share data reflects the assumed conversion of the Company's preferred stock into common stock at the beginning of each of the years ended December 31:

	1999	1998
Pro forma:
Shares used above	9,450,934	6,790,512
Pro forma adjustment to reflect weighted average effect of assumed conversion of preferred stock	25,377,838	26,896,341

Total weighted average shares of common stock outstanding pro forma	34,828,772	33,686,853

Basic and diluted pro forma loss per share	$(0.73)	$(0.31)

    During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Such outstanding securities consist of the following at December 31:

	2000	1999	1998
Convertible preferred stock	—	—	26,903,885
Outstanding options	5,328,375	4,244,191	5,333,347
Warrants	301,631	890,119	1,078,382

Total	5,630,006	5,134,310	33,315,614

Weighted average exercise price of options.	$10.67	$2.80	$1.99

Weighted average exercise price of warrants	$11.98	$10.91	$9.71

    The information above excludes 33,316, 38,449 and 17,962 options with exercise prices from $0.50 to $3.00 granted outside of the Company's stock option plans at December 31, 2000, 1999 and 1998, respectively.

Reclassification

    Certain amounts in the financial statements have been reclassed to conform with the current year's presentation. The reclassifications had no impact on previously reported net loss.

Recent Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company is required to adopt SFAS 133 effective January 1, 2001. Because the Company currently does not hold any derivative instruments and does not engage in hedging activities, Tularik does not currently believe that the adoption of SFAS 133, as amended, will have a significant impact on its financial position or results of operations.

3. Research and Development Collaborations

    The Company has entered into multi-year research and development collaborations in five of its research programs. Tularik received aggregate research payments, including technology access fees, of $49.2 million, $23.7 million and $29.8 million and recognized collaboration revenue of $25.5 million, $23.8 million and $21.4 million in 2000, 1999, and 1998, respectively. Under the terms of existing collaborations at December 31, 2000, the Company's partners have agreed to provide future research funding of approximately $57.1 million over a five-year period, including $28.5 million subject to possible cancellation, as well as additional payments upon the achievement of specific research and development milestones. Annual research funding under these agreements ranges from $1.5 million to $9.2 million per agreement. All research payments are nonrefundable and the Company performs research under these agreements on a "best efforts" basis. Costs incurred under research and development collaborations approximate revenues earned and are included in research and development expenses. In addition to providing the research funding summarized above, certain of the

Company's collaborators have also purchased equity investments in Tularik. These equity purchases and other significant terms of current and prior collaborations are described below.

    On June 1, 2000, Tularik and Japan Tobacco entered into a collaborative agreement for the discovery, development and commercialization of products for the treatment of metabolic diseases. Under the terms of the agreement, Tularik has formed a wholly-owned subsidiary to conduct the research portion of the collaboration. The research conducted by the subsidiary is independent from any research programs that previously existed at Tularik or Japan Tobacco. Japan Tobacco has made a $34.2 million payment to Tularik and has agreed to make additional research and other payments to Tularik of approximately $37.0 million during the five-year term of the research program. Expenses incurred in conjunction with the development and commercialization of any compound identified by the subsidiary will be shared equally by the parties. Tularik and Japan Tobacco will also share equally all profit and/or revenues from the commercialization of any compound identified by the subsidiary during the collaboration. Each party may elect to terminate its co-development obligations with respect to, and profit sharing interest in, a given collaboration product. In such case, the other party may continue to develop and commercialize such product at its expense, subject to an obligation to pay a royalty on sales of such product to the party that terminated its co-development of such product. Japan Tobacco has the option to purchase the subsidiary at various times.

    In November 1998, Tularik and Knoll established a five-year collaboration to discover, develop and market compounds that act on specified obesity-related targets. In connection with the closure of its Nottingham, UK research facility, Knoll notified the Company that it is terminating the collaboration, effective October 31, 2001. Once a compound is selected for preclinical development, Knoll has the right to enter into a separate license agreement granting it exclusive rights to develop, manufacture and sell the compounds in countries other than Japan and other specified Asian countries, subject to milestone and royalty obligations to Tularik. The agreement grants Tularik exclusive rights to develop, manufacture and sell these products in Japan and other specified Asian countries, without payment obligation to Knoll. These retained rights are subject to a collaboration agreement with Japan Tobacco in the area of obesity. Knoll is committed to pay Tularik approximately $12.6 million in research payments, of which $10.0 million had been paid as of December 31, 2000.

    In September 1998, Tularik and Japan Tobacco established a five-year collaboration to discover, develop and market compounds that act by regulating genes implicated in lipid disorders. Under the terms of the collaboration, Japan Tobacco is funding the majority of research expenses. Development and commercialization costs and profits will be shared equally by the partners. Tularik retains exclusive marketing and sales rights in the United States and Canada. Japan Tobacco retains exclusive marketing and sales rights in Japan and Korea. Japan Tobacco has the right to terminate the collaboration at the end of the third or fourth years of the five-year collaboration. Japan Tobacco is committed to pay Tularik up to $29.0 million in research payments related to the lipid disorders collaboration, of which $17.0 million had been paid as of December 31, 2000.

    In July 1997, Tularik and Roche Bioscience established a five-year collaboration to discover, develop and market anti-inflammatory therapeutics. Under the collaboration, Roche Bioscience has exclusive, worldwide manufacturing and marketing rights to develop and commercialize identified compounds resulting from the research program for specified indications, subject to benchmark payments and royalty obligations to Tularik. Tularik has exclusive, worldwide manufacturing and marketing rights to develop and commercialize other compounds resulting from the research program for other specified indications, subject to royalty obligations to Roche Bioscience. Roche Bioscience is committed to pay Tularik up to $30.0 million in research payments, of which $22.5 million had been paid as of December 31, 2000.

    In September 1996, the Company entered into a five-year collaboration with Japan Tobacco to discover, develop and market compounds in the fields of obesity and diabetes. Under a related stock purchase agreement, Japan Tobacco purchased 600,000 shares of the Company's Series F preferred stock for $10.00 per share, the fair market value of the Company's preferred stock at that date and on the same terms and conditions as other investors in the Company's Series F preferred stock financing. All shares of Series F preferred stock converted into shares of common stock upon the closing of the Company's initial public offering. In September 1998 and again in September 2000, Tularik and Japan Tobacco agreed to modify the structure of the original collaboration. The collaboration is currently structured as a joint venture. Japan Tobacco is funding the majority of the research expenses. Development expenses and profits on a worldwide basis will be split evenly between Tularik and Japan Tobacco. Tularik retains exclusive marketing and sales rights in the United States and Canada (with the exception of the obesity targets that have been committed to Knoll). Japan Tobacco retains exclusive marketing and sales rights in Japan and Korea. Japan Tobacco will be required to make benchmark payments to Tularik based on clinical progress. Japan Tobacco had paid Tularik $15.5 million in research payments related to the obesity and diabetes collaboration as of December 31, 2000.

    In April 1995, Tularik established a five-year collaboration with Taisho focused on therapeutic modulation of the human immune function. In January 1998, Tularik and Taisho extended the collaboration for an additional year. This research collaboration ended in March 2000. Tularik has exclusive, worldwide, royalty-free rights to all products identified in the collaboration. Taisho had paid Tularik $15.0 million as of December 31, 2000.

    In January 1995, the Company entered into a five-year collaboration with Sumitomo to fund research and development in the field of hypercholesterolemia. This research collaboration ended in January 2000. Under a related stock purchase agreement, Sumitomo purchased 400,000 shares of the Company's Series E preferred stock in February 1995 for $7.50 per share, the fair value of the Company's preferred stock at that date. All shares of Series E preferred stock converted into shares of common stock upon the closing of the Company's initial public offering. Upon the selection of a specified lead compound for certain preclinical studies, Sumitomo has the right to enter into a separate license agreement granting Sumitomo exclusive rights to develop, manufacture and sell the compound in Japan and in certain other Asian countries, subject to royalty obligations to the Company. The collaboration agreement grants Tularik exclusive rights to develop, manufacture and sell these products in the rest of the world, without payment obligation to Sumitomo. The license to Tularik and the license to Sumitomo each continue following expiration of the research portion of the collaboration. Any of the specified compounds will revert to the Company if not licensed by Sumitomo within the specified period after the termination of the research collaboration. Sumitomo had paid Tularik $15.0 million in research payments as of December 31, 2000.

    In December 1993, Tularik established a collaboration with Merck to fund research and development in specified fields of human viral disease. Under a related stock purchase agreement, Merck purchased 400,000 shares of the Company's Series D preferred stock in January 1994 for $5.00 per share, the fair value of the preferred stock at that date. The Series D preferred stock converted into common stock upon the close of the Company's initial public offering. In December 1996, the companies amended the original agreement, extending its term to December 1999. In March 1999, utilizing early termination rights under the amended agreement, Merck terminated the collaboration. Merck had paid Tularik $18.4 million under this agreement as of December 31, 2000.

4. Investments

    The following is a summary of available-for-sale securities at December 31:

	2000	1999
	(In thousands)
Cash equivalents:
Money market funds	$9,726	$15,839
U.S. corporate debt securities	66,586	79,430

	$76,312	$95,269

Short-term investments:
U.S. equity securities	$5,116	$—
U.S. corporate debt securities	177,475	107,760

	$182,591	$107,760

Other investments:
U.S. corporate debt securities	$20,000	$—

    As of December 31, 2000 and 1999, the average portfolio duration was approximately seven and five months, respectively.

December 31, 2000 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$9,726	$—	$—	$9,726
U.S. corporate debt securities maturing within 1 year	244,061	—	—	244,061
U.S. corporate debt securities maturing between 1 to 5 years	20,000	—	—	20,000
U.S. equity security	750	4,366	—	5,116

Total available-for-sale	$274,537	$4,366	$—	$278,903

    Included in other assets is one United States equity security with amortized cost of $1.0 million and estimated fair value of $5.8 million.

5. Property and Equipment

    Property and equipment consisted of the following at December 31:

	2000	1999
	(In thousands)
Laboratory and office equipment	$27,123	$19,057
Leasehold improvements	9,719	8,804

	36,842	27,861
Less accumulated depreciation and amortization	(17,101)	(12,427)

Property and equipment, net	$19,741	$15,434

6. License Agreement

    Effective September 24, 1999, we executed a license agreement with Eli Lilly under which we obtained an exclusive, worldwide, royalty-bearing license to make, use and sell pharmaceutical products containing a compound that we refer to as T64 and that was formerly known as lometrexol. In connection with this agreement, we paid $3.0 million to Eli Lilly as an initial license fee and agreed to pay specific milestones and royalties upon successful commercialization of T64. Under the agreement, Eli Lilly granted us a license to its proprietary technology relating to T64, and also a sublicense under an exclusive license granted to Eli Lilly by Princeton University relating to T64. Eli Lilly has specified obligations under the agreement to maintain the license from Princeton University. Eli Lilly has the right to match the material terms of any offer made by a third party to Tularik for commercialization rights relating to T64 products. We may terminate the agreement with Eli Lilly upon written notice. Eli Lilly may terminate our license in specified major countries if we fail to use reasonable diligence to develop T64 products in these countries and may terminate the agreement if we fail to use appropriate diligence to develop T64 products in a predetermined number of major countries. If Eli Lilly terminates the agreement, Eli Lilly will obtain a nonexclusive, royalty-bearing, worldwide license to our technical improvements to T64.

    At the date of the license agreement, T64 had completed the first of three phases of clinical trials required to seek regulatory approval from the FDA, but no clinical trials had been commenced that could have demonstrated, with statistical significance, the effectiveness of T64 as a treatment for any type of cancer. The clinical trials necessary to establish the technological feasibility of T64 will not be completed for at least several years. In addition, T64 has no known alternative future uses. Accordingly, the initial license payment was allocated to acquired in-process research and development and expensed at the time of the agreement.

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-Term Debt and Leases

    At December 31, 2000, the Company's aggregate commitments under noncancelable lease arrangements are as follows:

	Capital Leases	Operating Leases	Operating Sublease Income
	(in thousands)
2001	$1,722	$4,674	$(342)
2002	1,338	4,745	—
2003	1,094	4,710	—
2004	506	4,797	—
2005	125	4,375	—
Thereafter	—	35,719	—

Total minimum payment required	4,785	$59,020	$(342)
Less amount representing interest	(1,094)

Present value of future payments	3,691
Less current portion	(1,670)

	$2,021

    Maturities of long-term debt were as follows (in thousands):

Year Ending December 31,
2001	$4,451
2002	3,897
2003	3,466
2004	901

$12,715

    Equipment and leasehold improvements financed under these arrangements are included in property and equipment and related amortization is included in depreciation expense. Interest rates on long-term debt range from 8.1% to 10.2%. In 1998, the Company entered into sale and leaseback agreements covering certain laboratory equipment. No gain or loss was recognized on these transactions. In December 2000, the Company entered into a capital lease agreement which provides for up to $6.0 million of equipment financing through November 2001 and bears interest of approximately 8.7%. Eligible equipment includes computer, laboratory and office equipment. Upon termination of the lease agreement, the Company is required to renew the lease or purchase the leased equipment at the then existing fair market value. The Company has also the option to buy-out the equipment at set prices six months before termination of the lease. The leases are classified as capital leases. The cost of assets under secured financing arrangements was $30.7 million and $20.6 million and the related accumulated depreciation and amortization was $15.9 million and $9.2 million at December 31, 2000 and 1999, respectively.

    The Company has purchased $2.0 million of corporate debt securities to secure the long-term debt facility. Accordingly, the Company has classified these investments as a restricted investment in the accompanying balance sheet.

    Rent expense, principally for leased facilities under long-term operating lease commitments, was $4.6 million, $4.4 million and $2.4 million for 2000, 1999, and 1998, respectively. The Company received

$786,000 and $666,000 in sublease income in 2000 and 1999, respectively, but did not receive any sublease income in 1998.

8. Stockholders' Equity

Preferred Stock

    Concurrent with the closing of the Company's initial public offering in December 1999, all outstanding shares of preferred stock converted into 26,953,539 shares of common stock of the Company.

Common Stock

  Warrants

    A summary of warrants to purchase common stock at December 31, 2000 is as follows:

Description	Number Of Warrants	Exercise Price	Terms in Years	Expiration
Related to the issuance of Series F preferred stock	109,600	$10.00	10	2006
Acquisition of Amplicon	190,531	$13.00	7	2007
Consulting services	1,500	$27.17	1	2001

	301,631

  Stock Awards

    During 1997, the Company's Board of Directors terminated the 1991 Stock Plan ("1991 Plan") and adopted the 1997 Equity Incentive Plan and the 1997 Non-Employee Directors' Plan ("1997 Plans"). Termination of the 1991 Plan had no effect on options outstanding under that plan. The 1997 Plans provide for stock options and stock purchase rights to be granted to employees, directors and consultants. Under the Equity Incentive Plan, shares available for grant are increased by three and one-half percent of the total number of shares outstanding at the end of each year from 1997 to 2002 up to a maximum of 2,000,000 shares per year. Options granted under the Equity Incentive Plan may be incentive stock options or nonstatutory stock options. Exercise prices are determined by the Board of Directors and may not be less than 100% of the fair value of the Company's common stock (not less than 85% of fair value for nonstatutory stock options granted under the Equity Incentive Plan) on the date of grant. Options and purchase rights are exercisable upon grant, subject to repurchase by the Company until vested, and generally vest over four years. All options expire no more than ten years from the date of grant.

    The Company has elected to follow APB No. 25 and related Interpretations in accounting for its stock options and stock purchase rights because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options and rights.

    During the years ended December 31, 1999 and 1998, in connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation of $6.6 million and $0.7 million, respectively, representing the difference between the exercise price and the deemed fair value of the Company's common stock on the date these stock options were granted. During the year ended December 31, 2000, deferred stock compensation was reduced by $0.7 million as a result of the cancellation of certain options granted during the years ended December 31, 1999 and 1998. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense on a graded vesting method. During the years ended December 31, 2000, 1999 and 1998, the Company recorded amortization of deferred stock compensation expense of approximately $2.2 million, $2.7 million and $31,000, respectively. At December 31, 2000, the Company had a total of approximately $1.7 million remaining to be amortized over the corresponding vesting period of each respective option, generally four years. During the year ended December 31, 2000, in connection with the acceleration of vesting of certain stock options and restricted stock, the Company recorded compensation expense of approximately $5.4 million.

    Pro forma net loss and net loss per share information is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options and rights granted subsequent to December 31, 1994 under the fair market value method of that statement. For employee stock options granted prior to the Company's initial public offering in December 1999, the fair value for these options and the related purchase rights was estimated at the date of grant using the minimum value method. For employee stock option granted subsequent to the Company's initial public offering the value was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted average assumptions were used for 2000, 1999 and 1998, respectively: risk free interest rates of 6.1%, 6.0% and 5.5%; volatility factors of the expected market price of the Company's common stock of 0.72 (for periods following the initial public offering); no dividend yield; and a weighted average expected life of the options of five years. Pro forma information follows for the years ended December 31:

	2000	1999	1998
	(in thousands)
Net loss:
As reported	$(43,257)	$(25,538)	$(10,539)
Pro forma	$(48,807)	$(27,571)	$(11,179)
Net loss per share (basic and diluted):
As reported	$(0.92)	$(2.70)	$(1.55)
Pro forma	$(1.04)	$(2.92)	$(1.65)

    A summary of the Company's stock option activity under the 1991 Plan and 1997 Plans and related information follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 1998	3,685,108	$1.41
Granted	2,065,700	3.00
Exercised	(273,894)	1.32
Forfeited	(143,567)	2.76

Options outstanding at December 31, 1998	5,333,347	1.99
Granted	1,712,750	4.27
Exercised	(2,229,920)	1.99
Forfeited	(571,986)	2.91

Options outstanding at December 31, 1999	4,244,191	2.80
Granted	1,750,300	26.83
Exercised	(545,173)	1.86
Forfeited	(120,943)	8.34

Options outstanding at December 31, 2000	5,328,375	$10.67

    An analysis of options outstanding at December 31, 2000, is as follows:

	Options Outstanding			Options Vested
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price
$ 0.03	150,000	1.32	$0.03	150,000	$0.03
$ 0.40—$ 0.75	769,745	4.36	0.59	769,745	0.59
$ 2.50—$ 3.00	2,494,251	7.59	2.99	1,311,707	2.98
$ 9.90—$23.13	1,242,879	9.36	21.70	103,394	18.83
$25.38—$58.25	671,500	9.62	32.68	15,375	45.25

$ 0.03—$58.25	5,328,375	7.62	$10.67	2,350,221	$2.98

    The information above excludes 33,316 options with exercise prices from $0.50 to $3.00 granted outside of the Company's 1991 Plan and 1997 Plans. The weighted average fair value of options granted during 2000, 1999 and 1998 was $17.00, $5.22 and $0.70, respectively.

  Stock Subject to Repurchase

    As of December 31, 2000 and 1999, the Company had approximately 271,343 and 724,722 shares of common stock outstanding, respectively, which were subject to the Company's lapsing right of repurchase in the event the holder's association with the Company terminates. These shares are the result of the exercise of unvested stock options by employees and shares of common stock sold to a Board member which vest over a four-year period. The shares which relate to the exercise of unvested stock options will vest over the four-year vesting period of the underlying exercised stock options.

  1999 Employee Stock Purchase Plan

    In November 1999, the Company adopted its 1999 Employee Stock Purchase Plan (the "Purchase Plan"), authorizing the issuance of shares of common stock through purchase rights granted to employees or to employees of affiliates, if any. The Purchase Plan authorizes the issuance of a total of 500,000 shares of common stock. This reserve amount will be increased each January 1 beginning January 1, 2001, by the lesser of 500,000 shares of common stock or 1% of the number of shares of common stock outstanding on that date. However, the Company's Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. As of December 31, 2000, 82,058 shares of common stock had been issued under the Purchase Plan.

  Reserved Shares

    Shares of common stock reserved for future issuance were as follows at December 31:

	2000	1999
Warrants:
Warrants outstanding	301,631	890,119
Reserved for future issuance	1,260	2,961
Stock plans:
Options outstanding	5,328,375	4,244,191
Reserved for future grants	2,303,426	2,242,210
Stock Purchase Plan	417,942	500,000
Convertible preferred stock:
Issued and outstanding	—	—

	8,352,634	7,879,481

    The information above excludes 33,316 and 38,449 options granted outside of the Company's 1991 and 1997 Plans at December 31, 2000 and 1999, respectively.

9. Related Party Transactions

    During the years ended December 31, 2000, 1999 and 1998, the Company loaned certain employees $666,000, $650,000 and $357,000, respectively. The loans were made in connection with relocation and housing expenses. The loans bear interest rates that range from interest-free to 6.1% and certain of the loans provide for partial forgiveness based on continued employment. The loans are full-recourse and amounts forgiven have been recorded as compensation expense. These amounts exclude loans made in connection with stock option exercises which have been recorded in stockholders' equity in the accompanying financial statements.

10. Employee Savings Plan

    The Company has an employee savings plan, which permits substantially all employees to participate and to make contributions by salary reductions as provided in section 401(k) of the Internal Revenue Code of 1986. In 1998, the Company began matching a percentage of employee contributions up to a specified amount in the form of shares of Tularik common stock. Under this plan, the Company contributed 6,921, 39,931 and 34,235 shares of common stock to employee savings accounts and recognized compensation expense of $214,000, $309,000 and $188,000 in 2000, 1999 and 1998, respectively.

11. Income Taxes

    As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $94.0 million and $5.9 million, respectively, which expire in the years 2001 through 2020. The Company also had federal and state research and other tax credit carryforwards of approximately $2.8 million and $5.9 million, respectively, which expire in the years 2007 through 2010.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows at December 31:

	2000	1999
	(In thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$32,500	$20,700
Research and other credits	4,100	3,800
Capitalized research expenses	3,300	2,400
Other	1,400	2,700

Total Deferred Tax Assets	41,300	29,600
Deferred Tax Liabilities:
Unrealized gain on investments	(3,600)	—

Total Deferred Tax Liabilities	(3,600)	—
Valuation Allowance	(37,700)	(29,600)

Net Deferred Taxes	$—	$—

    Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11.7 million and $9.0 million during the years ended December 31, 2000 and 1999, respectively.

    Use of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

12. Selected Quarterly Financial Data (Unaudited)

    (In thousands, except per share amounts)

	Three months ended December 31,		Three months ended September 30,			Three months ended June 30,		Three months ended March 31,
	2000	1999	2000	1999		2000	1999	2000		1999
Revenue from collaborative research and development	$6,843	$5,950	$7,144	$5,863		$5,824	$6,049	$5,676		$5,944
Loss before the cumulative effect of a change in accounting principle	$(9,360)	$(6,584)	$(6,752)	$(9,075	)(1)	$(7,618)	$(5,555)	$(14,727	)(2)	$(4,324)
Cumulative effect of a change in accounting principle	$—	$—	$—	$—		$—	$—	$(4,800)		$—
Net loss	$(9,360)	$(6,584)	$(6,752)	$(9,075)		$(7,618)	$(5,555)	$(19,527)		$(4,324)
Net loss per share before the cumulative effect of a change in accounting principle, basic and diluted (3)	$(0.20)	$(0.17)	$(0.14)	$(1.16)		$(0.16)	$(0.76)	$(0.33)		$(0.59)
Net loss per share from the cumulative effect of a change in accounting principle, basic and diluted (3)	$—	$—	$—	$—		$—	$—	$(0.11)		$—
Net loss per share, basic and diluted(3)	$(0.20)	$(0.17)	$(0.14)	$(1.16)		$(0.16)	$(0.76)	$(0.44)		$(0.59)

(1)
Includes $3.0 million charge for acquired in-process research and development in connection with licensing T64 from Eli Lilly.

(2)
Includes $5.4 million in non-cash expense in connection with the acceleration of vesting of certain stock options and restricted stock.

(3)
Except for 2000 and for the three months ended December 31, 1999, net losses per basic and diluted share amounts do not reflect preferred stock that converted to common stock at Tularik's initial public offering in December 1999.

Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure.

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information required by this item will be contained in our definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders, under the captions "Election of Directors—Nominees," and "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting," and is hereby incorporated by reference.

Executive Officers and Directors

    The following table sets forth the names, ages and positions of our executive officers and directors as of January 2, 2001:

Name	Age	Position
David V. Goeddel, Ph.D.	49	Chief Executive Officer and Director
Andrew J. Perlman, M.D., Ph.D.	53	Executive Vice President
William J. Rieflin	40	Executive Vice President, Administration
Terry J. Rosen, Ph.D.	41	Executive Vice President, Operations
James Huang.	35	Vice President, Business Development and Commercial Operations
Michael Levy, M.D	40	Vice President, Development and Chief Medical Officer
Corinne H. Lyle	40	Vice President, Chief Financial Officer
Pieter B.M.W.M. Timmermans, Ph.D.	51	Vice President, Pharmacology and Preclinical Development
A. Grant Heidrich, III	48	Chairman of the Board of Directors
Mark J. Levin	50	Director
Paul A. Marks, M.D.	74	Director
Edward R. McCracken	57	Director
Steven L. McKnight, Ph.D.	51	Director
Peter J. Sjöstrand, M.D.	54	Director

    David V. Goeddel, Ph.D. co-founded Tularik in November 1991 and has served as a member of the Board since inception and as our Chief Executive Officer since April 1996. From March 1996 to December 1997, Dr. Goeddel served as our President and from January 1993 to March 1996, Dr. Goeddel served as our Vice President, Research. Dr. Goeddel was the first scientist hired by Genentech, Inc. and from 1978 to 1993 served in various positions, including Genentech Fellow, Staff Scientist and Director of Molecular Biology. Dr. Goeddel's pioneering work in the field of gene cloning and expression of human proteins has been the basis for five significant marketed therapeutics developed by Genentech, including human insulin, human growth hormone, interferon-alpha, interferon-gamma and tissue plasminogen activator. Based on his contributions in gene cloning and expression of human proteins, Dr. Goeddel was elected to the National Academy of Sciences and the American Academy of Arts and Sciences. Since 1998, Dr. Goeddel has served on the Board of Directors of Pharma Vision AG, an investor in Tularik. Dr. Goeddel holds a Ph.D. in Biochemistry from the University of Colorado and subsequently performed postdoctoral research at Stanford Research Institute.

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

    William J. Rieflin has served as our Executive Vice President, Administration since January 2001. Prior to that time, he served as our Vice President, General Counsel and Secretary since August 1996. From May 1992 to July 1996, Mr. Rieflin worked at AMSCO International, Inc., serving in various positions, including Vice President-Human Resources, General Counsel and Secretary. Previously, Mr. Rieflin was an associate at the law firm of Sidley & Austin. Mr. Rieflin holds a J.D. from Stanford Law School and an M.B.A. from the University of Chicago Graduate School of Business.

    Terry J. Rosen, Ph.D. has served as our Executive Vice President, Operations since January 2001. Immediately prior to that time, he served as our Vice President, Research Operations since October 1996. From June 1996 to October 1996, Dr. Rosen served as our Vice President, Medicinal Chemistry and from October 1993 to June 1996 he served as our Director, Medicinal Chemistry. Prior to joining Tularik, Dr. Rosen worked at Pfizer Inc and Abbott Laboratories. Dr. Rosen holds a Ph.D. in Organic Chemistry from the University of California, Berkeley.

    James Z. Huang has served as our Vice President, Business Development and Commercial Operations since June 2000. Mr. Huang joined Tularik from SmithKline Beecham PLC, where he was Product Director, Avandia and Diabetes and led the launch and marketing effort for Avandia, a blockbuster diabetes drug. Mr. Huang also held positions at SmithKline Beecham PLC in New Product Development and Worldwide Business Development. Prior to joining SmithKline Beecham PLC, Mr. Huang rose through Bristol-Myers Squibb's Strategic Product Planning, Managed Care and Sales and Marketing organizations. Mr. Huang also previously held positions at ALZA Corporation. Mr. Huang holds an MBA from the Stanford Graduate School of Business.

    Michael D. Levy, M.D. has served as our Vice President, Development and Chief Medical Officer since January 2001. Dr. Levy joined Tularik from Glaxo Wellcome Inc., where he was Senior Vice President, Research & Development, and Chief Medical Officer, responsible for the R&D facility in Toronto, Canada. Levy joined Glaxo Wellcome in 1988. Dr. Levy received his MA and medical licensure degrees from Cambridge University, UK. He undertook postgraduate training at Cambridge University and The Mayo Clinic. He is a Fellow and Member of the Faculty of Pharmaceutical Medicine of the Royal College of Physicians (UK).

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

    Mark J. Levin has served as a member of our Board of Directors since November 1991 and has decided to resign from his position as a director effective as of the date of our 2001 Annual Meeting of Stockholders. From November 1991 to March 1992, Mr. Levin served as our Chief Executive Officer.

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

    Edward R. McCracken has served as a member of our Board of Directors since August 1993. From 1984 to 1998, Mr. McCracken served as Chief Executive Officer of Silicon Graphics, Inc. Prior to joining Silicon Graphics, Mr. McCracken spent 16 years with Hewlett-Packard Company, where he worked in a variety of senior management positions. Mr. McCracken serves as chairman of The PRASAD Project, a charitable foundation, and serves on the board of National Semiconductor Corporation. Mr. McCracken holds an M.B.A. from Stanford University.

    Steven L. McKnight, Ph.D. co-founded Tularik in November 1991 and has served as a member of our Board of Directors since inception. From September 1992 to September 1995, Dr. McKnight served as our Director, Biology. Dr. McKnight has been a part-time employee of, or a consultant to, Tularik since January 1996. He is currently Professor and Chairman of the Department of Biochemistry at the University of Texas Southwestern Medical Center, where he has served since 1995. Previously, Dr. McKnight was an investigator at the Howard Hughes Medical Institute at the Carnegie Institution of Washington. Dr. McKnight is recognized as one of the world leaders in gene regulation based in part on his discovery of leucine zipper proteins. Dr. McKnight is a member of the National Academy of Sciences and the American Association of Arts and Sciences.

    Peter J. Sjöstrand, M.D. has served as a member of our Board of Directors since October 1996 and has decided to resign from his position as a director effective as of the date of our 2001 Annual Meeting of Stockholders. Dr. Sjöstrand is a partner of the BZ Group of Switzerland and is a member of the board of Pharma Vision AG. Before joining the BZ Group, Dr. Sjöstrand held various senior level positions with Astra AB from 1975 to 1993, including Executive Vice President, Chief Financial Officer and Regional Director, Americas. Dr. Sjöstrand received his M.D. from Karolinska Institute in Stockholm, Sweden. Dr. Sjöstrand also serves on the board of AGA AB.

    Our executive officers are appointed by our Board of Directors and serve until their successors are elected or appointed. There are no family relationships among any of our directors or executive officers. No director has a contractual right to serve as a member of our Board of Directors.

Item 11. Executive Compensation

    The information required by this item will be contained in our definitive Proxy Statement with respect our 2001 Annual Meeting of Stockholders, under the caption "Executive Compensation," and is hereby incorporated by reference

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item will be contained in our definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders, under the captain "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

    The information required by this item will be contained in our definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders, under the caption "Certain Transactions," and is hereby incorporated by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report on Form 10-K:

  1.
  Financial Statements—See Index to Consolidated Financial Statements in Item 8 of this report on Form 10-K.

  2.
  Financial Statement Schedules—None.

  3.
  Exhibits.

3.1#	Amended and Restated Certificate of Incorporation of Registrant.
3.2**	Amended and Restated Bylaws of Registrant.
4.1†	Specimen Common Stock Certificate.
4.2†
Amended and Restated Registration Rights Agreement, dated August 15, 1999, between Registrant and holders of Registrant's Series A, Series B, Series C, Series D, Series E, Series F and Series G preferred stock and holders of warrants to purchase Registrant's common stock or Series H preferred stock.
4.3	Reserved
10.1†***	Form of Indemnity Agreement.
10.2†***	1991 Stock Plan and related documents.
10.3†***	1997 Equity Incentive Plan and related documents.
10.4†***	1997 Non-Employee Directors' Stock Option Plan and related documents.
10.5†***	1999 Employee Stock Purchase Plan.
10.6*†	Collaboration Agreement between Registrant and Sumitomo Pharmaceuticals Co., Ltd., dated January 31, 1995, as amended March 13, 1997.
10.7	Reserved.
10.8*†	Amended and Restated Collaboration and License Agreement between Registrant and Merck & Co., Inc., dated December 22, 1996.
10.9*†	Research Collaboration and License Agreement between Registrant and the Roche Bioscience division of Syntex (U.S.A.) Inc., dated July 8, 1997, as amended on December 19, 1997.
10.10*†	Research Agreement between Registrant and Cold Spring Harbor Laboratory, dated October 3, 1997.

10.11*†	License Agreement between Registrant and Cold Spring Harbor Laboratory, dated October 3, 1997.
10.12*†	Collaboration Agreement between Registrant and Knoll AG, dated November 1, 1998.
10.13*†	Preliminary Research, Development and Marketing Agreement between Registrant and Japan Tobacco Inc., dated September 8, 1998.
10.14*†	Preliminary Research, Development and Marketing Agreement between Registrant and Japan Tobacco Inc., dated September 20, 1998.
10.15*†	Screening Agreement between Registrant and Japan Tobacco Inc., dated August 23, 1999.
10.16*†	Licensing Agreement between Registrant and Eli Lilly and Company, dated September 24, 1999.
10.17†	Stock Purchase Agreement between Registrant and the 1987 Swanson Family Trust, dated June 20, 1996, as amended August 17, 1996.
10.18†	Sublease between Registrant and AGY Therapeutics, Inc., dated January 25, 1999.
10.19†	Sublease between Registrant and Coulter Pharmaceuticals, Inc., dated May 1, 1999.
10.20†	Sublease between Registrant and IGEN International, Inc., dated August 20, 1999.
10.21†	Lease Agreement between Leonard Racanelli and The Rosa Racanelli 1998 Trust, dated July 23, 1998
10.22†	Sublease between Registrant and GeneSoft Inc., dated November 16, 1998.
10.23†	Lease Agreement between Registrant and Brittania Developments, Inc., dated April 20, 1995.
10.24†	Lease Agreement between Registrant and Brittania Developments, Inc., dated February 10, 1998.
10.25†	Agreement and General Release between Registrant and John P. McLaughlin, dated September 30, 1999.
10.26††	Amplicon Corp. Stock Option Plan.
10.27	Reserved.
10.28* ##	Collaboration Agreement between Registrant and Japan Tobacco dated June 1, 2000.
10.29* ##	License Agreement between Registrant and Japan Tobacco dated June 1, 2000.
10.30* ##	Option Agreement between Registrant and Japan Tobacco dated June 1, 2000.
21.1**	List of Subsidiaries.
23.1**	Consent of Ernst & Young LLP, Independent Auditors.
24.1**	Power of Attorney (included on signature pages hereto).

*
Confidential treatment has been granted as to specific portions.

**
Filed herewith.

***
Management contract or compensatory plan or arrangement.

†
Filed as an exhibit to our Registration Statement on Form S-1 No. 333-89177, and incorporated herein by reference.

††
Filed as an exhibit to our Registration Statement on Form S-8 No. 333-95605, and incorporated herein by reference.

†††
Filed as an exhibit to our Registration Statement on Form S-1 No. 333-30978, and incorporated herein by reference.

#
Filed as an exhibit to our Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

##
Filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(b)
We did not file any reports on Form 8-K during the fourth quarter of 2000.

(c)
Exhibits

See
Item 14(a) above.

(d)
Financial Statement Schedule

See
Item 14(a) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2001.

TULARIK INC.
BY:	/S/ DAVID V. GOEDDEL
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

Signature	Title	Date

/s/ DAVID V. GOEDDEL David V. Goeddel	Chief Executive Officer And Director (Principal Executive Officer)	March 26, 2001
/s/ CORINNE H. LYLE Corinne H. Lyle	Chief Financial Officer (Principal Finance and Accounting Officer)	March 26, 2001
/s/ A. GRANT HEIDRICH, III A. Grant Heidrich, III	Director	March 26, 2001
/s/ MARK J. LEVIN Mark J. Levin	Director	March 26, 2001
/s/ PAUL A. MARKS Paul A. Marks	Director	March 26, 2001

/s/ EDWARD R. MCCRACKEN Edward R. McCracken	Director	March 26, 2001
/s/ STEVEN L. MCKNIGHT Steven L. McKnight	Director	March 26, 2001
/s/ PETER J. SJÖSTRAND Peter J. Sjöstrand	Director	March 26, 2001

QuickLinks

Part I
PART II
Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
Item 6. Selected Consolidated Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K