Form 10-Q
period 2001-03-31
TULARIK INC
filed 2001-05-14
CIK 889057

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 000-28347

TULARIK INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3148800 (I.R.S. Employer Identification No.)

Two Corporate Drive
South San Francisco, California 94080
(Address of principal executive offices) (Zip code)

(650) 825-7000
(Registrant's telephone number including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    As of March 31, 2001, 48,897,516 shares of the Registrant's common stock were outstanding.

TULARIK INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TULARIK INC.
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2001	December 31, 2000 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,100	$76,312
Short-term investments	100,659	182,591
Prepaid expenses and other current assets	4,722	4,991

Total current assets	233,481	263,894
Property and equipment, net	21,493	19,741
Other investments	34,360	20,000
Restricted investments	2,008	2,017
Other assets	8,274	9,446

Total assets	$299,616	$315,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,956	$2,549
Accrued compensation and related liabilities	1,900	3,127
Accrued liabilities	6,415	4,553
Current portion of long-term debt and capital lease obligations	5,679	6,121
Deferred revenue	20,861	22,638

Total current liabilities	36,811	38,988
Long-term debt and capital lease obligations	8,983	10,285
Other non-current liabilities	17,099	18,527

Total liabilities	62,893	67,800

Commitments
Stockholders' equity:
Convertible preferred stock; $.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.001 par value; 145,000,000 shares authorized; 48,897,516 and 48,131,574 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	49	48
Additional paid-in capital	373,973	371,504
Notes receivable from stockholders	(345)	(1,084)
Deferred compensation	(1,289)	(1,674)
Accumulated other comprehensive income	4,159	9,156
Accumulated deficit	(139,824)	(130,652)

Total stockholders' equity	236,723	247,298

Total liabilities and stockholders' equity	$299,616	$315,098

(1)
The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

TULARIK INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three months ended March 31,
	2001	2000
	(unaudited)	(unaudited)
Revenue:
Collaborative research and development	$7,041	$5,676
Operating expenses:
Research and development (see Note A)	18,667	15,489
General and administrative (see Note A)	2,852	2,340
Charge for acceleration of stock and option vesting	—	5,396

	21,519	23,225

Loss from operations	(14,478)	(17,549)
Interest income and other income	5,697	3,179
Interest expense	(391)	(357)

Loss before the cumulative effect of a change in accounting principle	(9,172)	(14,727)
Cumulative effect of a change in accounting principle	—	(4,800)

Net loss	$(9,172)	$(19,527)

Basic and diluted amounts per share:
Loss before cumulative effect of a change in accounting principle	$(0.19)	$(0.33)

Cumulative effect of a change in accounting principle	—	$(0.11)

Net loss	$(0.19)	$(0.44)

Weighted average shares used in computing basic and diluted net loss per share	48,338,654	44,671,923

Note A:
Includes charges for stock-based compensation as follows:
Research and development	240	494
General and administrative	145	282

The accompanying notes are an integral part of these consolidated financial statements.

TULARIK INC.
Consolidated Statements of Cash Flows
(In thousands)

	For the three months ended March 31,
	2001	2000
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Loss	$(9,172)	$(19,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,503	1,004
Amortization of deferred stock compensation	385	776
Non-cash stock compensation	299	5,917
Changes in assets and liabilities:	—
Other assets	(1,021)	(1,131)
Accounts payable and accrued liabilities	42	1,427
Deferred revenue	(3,205)	1,300

Net cash used in operating activities	(11,169)	(10,234)

Cash flows from investing activities:
Maturities of available-for-sale securities	161,784	76,640
Purchases of available-for-sale securities	(96,752)	(110,613)
Acquisition of property and equipment	(3,255)	(1,177)

Net cash provided by (used in) investing activities	61,777	(35,150)

Cash flows from financing activities:
Payments of long-term obligations	(1,744)	(1,224)
Proceeds from notes receivable from stockholders	739	211
Proceeds from issuances of common stock, net	2,185	62,881

Net cash provided by financing activities	1,180	61,868

Net increase in cash and cash equivalents	51,788	16,484
Cash and cash equivalents at the beginning of the period	76,312	95,269

Cash and cash equivalents at the end of the period	$128,100	$111,753

The accompanying notes are an integral part of these consolidated financial statements.

TULARIK INC.
Notes to Consolidated Financial Statements
(unaudited)

Basis of Presentation

    The unaudited consolidated financial statements of Tularik Inc. ("Tularik" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 2001 and the Company's consolidated results of operations for the three-month periods ended March 31, 2001 and 2000. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

    The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

    These financial statements and the notes accompanying them should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000. Stockholders are encouraged to review the Form 10-K for a broader discussion of the Company's business and the opportunities and risks inherent in the Company's business. Copies of the Form 10-K are available from the Company on request.

Revenue Recognition

    Collaborative research and development agreements provide for periodic payments in support of the Company's research activities. Collaboration revenue is recognized as earned based on actual costs incurred or as milestones are achieved. Research support payments received in advance of work performed are recorded as deferred revenue.

    As reported in Form 10-Q for the first quarter of 2000, the Company changed its method of accounting for nonrefundable technology access fees to recognize such fees over the term of the related research collaboration agreement. Accordingly, the Company accounted for the accounting change as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The cumulative effect of the accounting change on prior years resulted in a charge of $4.8 million, which is included in net loss for the three months ended March 31, 2000. During the first quarter of each of 2001 and 2000, the Company recognized $400,000 in revenue that is derived from the cumulative effect adjustment. The remainder of the related deferred revenue will be recognized in revenue approximately as follows: $2.3 million for the remainder of 2001 and $0.5 million in 2002.

Net Loss Per Share

    The following table sets forth the computation of the Company's basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2001	2000
Numerator:
Net loss	$(9,172)	$(19,527)

Denominator:
Weighted average shares of common stock outstanding	48,622	45,268
Less: weighted average shares subject to repurchase	(283)	(596)

Weighted average shares used in computing basic and diluted net loss per share	48,339	44,672

Basic and diluted net loss per share	$(0.19)	$(0.44)

    Outstanding options and warrants to purchase in the aggregate 5,200,788 shares of common stock at March 31, 2001 and 4,452,090 shares of common stock at March 31, 2000 were excluded from diluted earnings calculations for the three months ended March 31, 2001 and 2000, respectively, because inclusion of options and warrants would have an anti-dilutive effect on losses in these periods. At March 31, 2001, 281,119 shares of common stock were subject to repurchase.

Comprehensive Loss

    Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses on Tularik's equity investments, which were reported separately in stockholders' equity, are included in accumulated other comprehensive loss. Comprehensive loss and its components for the three months ended March 31, 2001 and 2000 are as follows (in thousands):

	Three months ended March 31,
	2001	2000
Net loss	$(9,172)	$(19,527)
Change in unrealized gain on equity investments	(4,997)	—

Comprehensive loss	$(14,169)	$(19,527)

Commitments

    In March 2001, the Company entered into an assignment of lease with Shaman Pharmaceuticals, Inc. ("Shaman") under which Shaman assigned to Tularik its lease covering four facilities in South San Francisco, California. This lease commitment will expire in 2008, but may be extended an additional five years. Future minimum rent payments under this lease aggregate approximately $20.9 million through February 2008. In connection with the lease assignment, the Company paid approximately $1.5 million to Shaman in April 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

    This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included in this report and its 2000 financial statements and notes thereto included in Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results are not necessarily indicative of results that may occur in future periods.

    This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These forward-looking statements include, but are not limited to, statements about:

  •
  the Company's strategy;

  •
  the progress of the Company's research programs, including clinical testing;

  •
  sufficiency of the Company's cash resources;

  •
  revenues from existing and new collaborations;

  •
  product development; and

  •
  the Company's research and development and other expenses.

    These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate," "plan," "will" and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks and uncertainties include those set forth in this Item 2 and those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, including under "Business—Risk Factors." The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or to reflect events and circumstances after the date of this document.

Company Overview

    Tularik is engaged in the discovery and development of a broad range of novel and superior orally available drugs, most of which act through the regulation of gene expression. Tularik programs address cancer, CMV disease, inflammation, immune disorders, lipid disorders, diabetes, bacterial diseases and obesity. Tularik has established strategic partnerships with Japan Tobacco Inc., Roche Bioscience and Knoll AG.

Operating Results

    For the quarter ended March 31, 2001, Tularik incurred a net loss of $9.2 million, compared to a net loss of $19.5 million for the same period in 2000. Included in net loss for the quarter ended March 31, 2000 were non-cash charges of $4.8 million related to the adoption of Staff Accounting Bulletin No. 101 and $5.4 million for the acceleration of vesting of certain options and restricted stock (see the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

    Revenue from collaborative research and development for the first quarter of 2001 was $7.0 million compared to $5.7 million for the first quarter of 2000. Revenue included payments for research collaborations with Japan Tobacco relating to obesity, lipid disorders and metabolic diseases, Knoll relating to obesity and Roche Bioscience relating to inflammation. Unless the Company enters into new corporate collaborations, Tularik expects collaborative research and development revenue to decline in the foreseeable future as the Knoll collaboration terminates in October of 2001 and other existing collaborations expire at the end of their terms.

    Total research and development expenses for the first quarter of 2001 increased to $18.7 million from $15.5 million for the same period in 2000, due largely to increased numbers of clinical studies and higher research headcount, as well as higher manufacturing costs for Tularik's anti-cancer and anti-CMV drug candidates. In addition, new research in metabolic diseases contributed to higher research costs in the first quarter of 2001. Tularik expects research and development expenses to increase significantly in future periods, particularly as new and existing product candidates advance into later stages of development. Tularik also expects that corporate collaborations will fund a smaller percentage of its research and development expenses than historically.

    Total general and administrative expenses for the first quarter of 2001 increased to $2.9 million from $2.3 million for the same period in 2000, due primarily to higher administrative headcount and higher patent-related legal costs. Tularik expects that general and administrative expenses will increase in the future to support continued growth of research and development efforts and to accommodate the demands associated with operating as a public company.

    Interest income and other income increased to $5.7 million for the quarter ended March 31, 2001, from $3.2 million for the comparable quarter of 2000. These increases were due primarily to the Company's higher cash, cash equivalent and investment balances during the first quarter of 2001 as a result of investing net proceeds of approximately $71.3 million from the Company's public offering in March of 2000.

Liquidity and Capital Resources

    Since inception, the Company's primary sources of funds have been the sale of equity securities, capital lease financings, non-equity payments from collaborators and interest income. Combined cash, cash equivalents and investments (both current and non-current) totaled $263.1 million at March 31, 2001, a decrease of $15.8 million from December 31, 2000. The decrease was due to operating expenses of $11.2 million, acquisition of property and equipment for $3.3 million, repayment of long-term debt of $1.7 million, a decrease in unrealized gains in a stock investment classified as an available-for-sale security of $2.5 million, and was offset by $2.9 million in proceeds from the issuance of common stock and from notes paid by stockholders. The average maturity of available-for-sale securities is approximately 203 days.

    The Company believes that existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support the Company's current operating plan through the middle of 2003. This estimate is a forward-looking statement that involves risks and uncertainties. Actual results could vary as a number of the factors and assumptions on which we based this estimate may prove to be wrong. The Company's future capital requirements will depend on many factors, including:

  •
  the progress of the Company's research activities;

  •
  the number and scope of the Company's research programs;

  •
  the progress of the Company's pre-clinical and clinical development activities;

  •
  the progress of the development efforts of the Company's collaborators;

  •
  the Company's ability to establish and maintain current and new collaboration and licensing arrangements;

  •
  the Company's ability to achieve milestones and receive funding under collaboration arrangements;

  •
  the costs involved in enforcing patent claims and other intellectual property rights;

  •
  the costs and timing of regulatory approvals; and

  •
  the costs of establishing sales, marketing and distribution capabilities.

    Future capital requirements will also depend on the extent to which the Company acquires or invests in businesses, products and technologies. Until the Company can generate sufficient levels of cash from the Company's operations, which the Company does not expect to achieve for at least several years, the Company expects to finance future cash needs through the sale of equity securities, strategic collaborations and debt financing as well as interest income. The Company cannot assure stockholders that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, additional financing will be obtained on terms favorable to the Company or the Company's stockholders. Insufficient funds may require the Company to delay, scale back or eliminate some or all of the Company's research or development programs. In addition, insufficient funds may cause the Company to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose. Insufficient funds may also adversely affect the Company's ability to operate as a going concern. If the Company raises additional funds by issuing equity securities, this may result in substantial dilution to existing stockholders.

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

Risk Factors

    An investment in the Company's common stock is risky. Investors should carefully consider the following risks, as well as further description and discussion of these risks contained in the "Business—Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which description and discussion is incorporated herein by reference:

  •
  If the Company continues to incur operating losses for a period longer than anticipated, the Company may be unable to continue operations;

  •
  because the Company's product candidates are in an early stage of development, there is a high risk of failure;

  •
  the progress and results of the Company's animal and human testing are uncertain;

  •
  because the Company must obtain regulatory approval to market its products in the United States and foreign jurisdictions, the Company cannot predict whether or when it will be permitted to commercialize its products;

  •
  failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay the Company's important product development programs and its research and development efforts;

  •
  the drug discovery methods that the Company employs are relatively new and may not lead to the development of drugs;

  •
  if the Company cannot maintain its current corporate collaborations and enter into new corporate collaborations, its product development efforts could be delayed;

  •
  if the Company does not realize value from its retained commercialization rights, the Company may not achieve its commercial objectives;

  •
  if the Company's competitors develop and market products that are more effective than the Company's own product candidates, the Company's commercial opportunity will be reduced or eliminated;

  •
  because it is difficult and costly to protect its proprietary rights, the Company cannot ensure their protection;

  •
  if the Company is unable to contract with third parties to manufacture its products in sufficient quantities and at an acceptable cost, the Company may be unable to meet demand for its products and lose potential revenues;

  •
  if the Company is unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, the Company will not be able to commercialize products;

  •
  the Company's ability to generate revenues will be diminished if it fails to obtain acceptable prices or an adequate level of reimbursement for its products from third-party payors;

  •
  if conflicts arise between the Company's collaborators, advisors or directors and the Company, they may act in their self-interest, which may be adverse to the investors' best interests;

  •
  if the Company fails to obtain the capital necessary to fund its operations, it will be unable to successfully develop products;

  •
  if product liability lawsuits are successfully brought against the Company, the Company may incur substantial liabilities and may be required to limit commercialization of its products;

  •
  if the Company's officers, directors and largest stockholders choose to act together, they may be able to control the Company's management and operations, acting in their best interests and not necessarily those of the Company's stockholders;

  •
  the Company's stock price may be volatile, and the stockholder' investment in the Company's stock could decline in value;

  •
  if the Company uses biological and hazardous materials in a manner that causes injury or violates the law, the Company may be liable for damages; and

  •
  anti-takeover provisions in the Company's charter documents and under Delaware law may make an acquisition of the Company, which may be beneficial to the Company's stockholders, more difficult.

    If any of the foregoing or other risks actually occur, the Company's business could be harmed. In that case, the trading price of the Company's common stock could decline, and investors might lose all or part of their investment. The risks and uncertainties described above are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company, or that the Company currently sees as immaterial, may also harm the Company's business. If any of these additional risks or uncertainties occur, the trading price of the Company's common stock could decline, and investors might lose all or part of their investment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    The Company's exposure to market risk is principally limited to cash equivalents and investments that have maturities of less than two years and two equity investments resulting from private investments that converted into publicly traded common shares. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in the Company's investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. The Company currently does not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from March 31, 2001 levels, the fair value of the Company's portfolio would decline by approximately $800,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    The Company held its annual meeting of stockholders on April 24, 2001. At such meeting the following actions were voted upon:

  (a)
  Election of Directors

	For	Withheld
David V. Goeddel, Ph.D.	32,342,326	1,340,993
Grant Heidrich, III	33,483,500	199,819
Edward R. McCracken	33,483,500	199,819
Steven L. McKnight, Ph.D.	33,483,400	199,919
Paul A. Marks, M.D.	33,680,021	3,298
  (b)
  Ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2001

For	Against	Abstentions	Broker Non-Votes
33,533,418	145,348	4,553	0

Item 5. Other Information

Clinical Trial Update

    Tularik is currently testing four drug candidates in clinical studies, three anti-cancer drug candidates and one anti-cytomegalovirus ("CMV") drug candidate. These studies are being conducted in the United States, the United Kingdom, Canada, Australia, Hong Kong and Taiwan.

    Tularik's lead drug candidate, T67, is a novel anti-tubulin agent. T67 is distinguished from other tubulin-binding agents in that it irreversibly modifies its cellular target, B-tubulin. This feature should allow it to retain activity in multi-drug resistant tumors. In addition, T67 is able to cross the blood brain barrier, suggesting potential utility in the treatment of brain cancer. Tularik is currently conducting five separate Phase II clinical trials for T67 in the three most common cancers (non-small cell lung cancer, breast cancer and colorectal cancer), as well as in hepatocellular carcinoma (liver cancer) and glioma (brain cancer). Tularik has observed a partial response in Phase I clinical trials in a patient with liver cancer that was maintained for more than one year.

    Tularik's second anti-tubulin agent, T607, is an analog of T67, but differs from T67 in that it does not cross the blood brain barrier and has a different tissue distribution profile. Tularik observed a partial response in liver cancer with this drug as well, suggesting that the mechanism of action shared by T67 and T607 may have particular utility for the treatment of this aggressive form of cancer. T607 is currently undergoing Phase I dose-escalation studies.

    Tularik's third anti-cancer drug candidate is T64. T64 is an anti-metabolite that blocks the synthesis of purines, a building block of DNA. Tularik is currently conducting Phase II trials for T64 in the two most common cancers (non-small cell lung cancer and breast cancer), as well as in head and neck cancer, soft tissue sarcoma and melanoma. In addition, Tularik has initiated five separate combination studies with the existing cancer therapies gemcitabine, doxorubicin, paclitaxel, carboplatin and temozolomide.

    Tularik has completed single and multiple dose Phase I clinical trials for its oral anti-CMV drug candidate, T611. CMV is a ubiquitous herpes virus that causes serious disease in immunocompromised patients. T611 inhibits a CMV enzyme that is essential for viral replication. Phase I studies have shown that T611 is orally available and well tolerated. In particular, results of the studies have shown no bone marrow toxicity, which is the major liability of the current leading anti-CMV drug, ganciclovir. Tularik expects to initiate a Phase II study in renal transplant patients in the second half of 2001.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

EXHIBIT NUMBER
3.1.1#	Amended and Restated Certificate of Incorporation of Registrant
3.2+	Amended and Restated Bylaws of Registrant
10.31	Industrial Lease Agreement between Grand/Roebling Investment Company and Shaman Pharmaceuticals, Inc., dated January 1, 1993, as amended on April 29, 1994.
10.32	Assignment of Lease between Shaman Pharmaceuticals, Inc. and Tularik Inc., dated March 27, 2001.
10.33	Third Amendment to Lease between Grand/Roebling Investment Company and Tularik Inc., dated March 27, 2001.

#
Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference

+
Filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 2000, and incorporated herein by reference

(b)
Reports on Form 8-K

    None.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TULARIK INC.
May 14, 2001	by:	/s/ David V. Goeddel David V. Goeddel Chief Executive Officer
May 14, 2001	by:	/s/ Corinne H. Lyle Corinne H. Lyle Chief Financial Officer

QuickLinks

TULARIK INC. INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
TULARIK INC. Notes to Consolidated Financial Statements (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Part II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K