Form 10-Q
period 2001-06-30
TULARIK INC
filed 2001-08-13
CIK 889057

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No

    As of June 30, 2001, 49,162,655 shares of the Registrant's common stock were outstanding.

TULARIK INC.
INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

TULARIK INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2001	December 31, 2000 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,221	$76,312
Short-term investments	119,788	182,591
Prepaid expenses and other current assets	5,114	4,991

Total current assets	231,123	263,894
Property and equipment, net	22,064	19,741
Other investments	34,175	20,000
Restricted investments	2,003	2,017
Other assets	5,179	9,446

Total assets	$294,544	$315,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,404	$2,549
Accrued compensation and related liabilities	2,740	3,127
Accrued liabilities	5,453	4,553
Current portion of long-term debt and capital lease obligations	6,059	6,121
Deferred revenue	24,411	22,638

Total current liabilities	40,067	38,988
Long-term debt and capital lease obligations	9,468	10,285
Long-term portion of deferred revenue	14,833	17,583
Other non-current liabilities	1,400	944

Total liabilities	65,768	67,800

Commitments
Stockholders' equity:
Convertible preferred stock; $.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.001 par value; 145,000,000 shares authorized; 49,162,655 and 48,131,574 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	49	48
Additional paid-in capital	375,491	371,504
Notes receivable from stockholders	(299)	(1,084)
Deferred compensation, net	(992)	(1,674)
Accumulated other comprehensive income	6,286	9,156
Accumulated deficit	(151,759)	(130,652)

Total stockholders' equity	228,776	247,298

Total liabilities and stockholders' equity	$294,544	$315,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)
The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

TULARIK INC.

Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Collaborative research and development	$8,315	$5,824	$15,356	$11,500
Operating expenses:
Research and development (see Note A)	21,777	14,830	40,444	30,319
General and administrative (see Note A)	3,374	2,696	6,226	5,036
Charge for acceleration of stock and option vesting	—	—	—	5,396

	25,151	17,526	46,670	40,751

Loss from operations	(16,836)	(11,702)	(31,314)	(29,251)
Interest and other income	3,370	4,419	8,803	7,598
Realized gains on sale of securities	1,898	—	2,162	—
Interest expense	(368)	(335)	(759)	(692)

Loss before the cumulative effect of a change in accounting principle	(11,936)	(7,618)	(21,108)	(22,345)
Cumulative effect of a change in accounting Principle	—	—	—	(4,800)

Net loss	$(11,936)	$(7,618)	$(21,108)	$(27,145)

Basic and diluted amounts per share:
Loss before cumulative effect of a change in accounting principle	$(0.25)	$(0.16)	$(0.44)	$(0.49)

Cumulative effect of a change in accounting principle	$—	$—	$—	$(0.10)

Net loss	$(0.25)	$(0.16)	$(0.44)	$(0.59)

Weighted average shares used in computing basic and diluted net loss per share	48,811,500	47,247,554	48,576,383	45,960,720

Note A:
Includes charges for stock-based compensation as follows:
Research and development	$775	$835	$1,211	$1,329
General and administrative	$224	$313	$458	$804

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULARIK INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six months ended June 30,
	2001	2000
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(21,108)	$(27,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,190	2,246
Amortization of deferred stock compensation	682	1,373
Noncash stock compensation	987	6,156
Changes in assets and liabilities:
Other assets	(1,209)	(375)
Accounts payable and accrued liabilities	(176)	2,757
Deferred revenue	(977)	31,811

Net cash (used in) provided by operating activities	(18,611)	16,823

Cash flows from investing activities:
Maturities of available-for-sale securities	292,768	193,357
Purchases of available-for-sale securities	(241,765)	(271,824)
Acquisition of property and equipment	(5,513)	(4,667)

Net cash provided by (used in) investing activities	45,490	(83,134)

Cash flows from financing activities:
Payments of long-term obligations	(3,403)	(2,525)
Proceeds from issuance of long-term obligations	2,524	4,186
Proceeds from notes receivable from stockholders	785	237
Proceeds from issuances of common stock, net	3,001	72,426

Net cash provided by financing activities	2,907	74,324

Effect of exchange rate on cash	123	—
Net increase in cash and cash equivalents	29,909	8,013
Cash and cash equivalents at the beginning of the period	76,312	95,269

Cash and cash equivalents at the end of the period	$106,221	$103,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULARIK INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Basis of Presentation

    The unaudited condensed consolidated financial statements of Tularik Inc. ("Tularik" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 2001 and the Company's consolidated results of operations for the three- and six-month periods ended June 30, 2001 and 2000. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

    As reported in Form 10-Q for the first quarter of 2000, the Company changed its method of accounting for nonrefundable technology access fees to recognize such fees over the term of the related research collaboration agreement. Accordingly, the Company accounted for the accounting change as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The cumulative effect of the accounting change on prior years resulted in a charge of $4.8 million, which was included in net loss for the three months ended March 31, 2000. During the second quarter of each of 2001 and 2000, the Company recognized approximately $914,000 and $400,000, respectively, in revenue that is derived from the cumulative effect adjustment. The remainder of the related deferred revenue will be recognized in revenue approximately as follows: $1.4 million for the remainder of 2001 and $0.5 million in 2002.

Net Loss Per Share

    The following table sets forth the computation of the Company's basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Numerator:
Net loss	$(11,936)	$(7,618)	$(21,108)	$(27,145)

Denominator:
Weighted average shares of common stock outstanding	49,065	47,731	48,844	46,501
Less: weighted average shares subject to repurchase	(253)	(483)	(268)	(540)

Weighted average shares used in computing basic and diluted net loss per share	48,812	47,248	48,576	45,961

Basic and diluted net loss per share	$(0.25)	$(0.16)	$(0.44)	$(0.59)

    Outstanding options and warrants to purchase in the aggregate 6,151,262 shares of common stock at June 30, 2001 and 5,503,922 shares of common stock at June 30, 2000 were excluded from diluted earnings calculations for the three- and six-month periods ended June 30, 2001 and 2000, respectively, because inclusion of options and warrants would have an anti-dilutive effect on losses in these periods. At June 30, 2001, 221,688 shares of common stock were subject to repurchase.

Comprehensive Loss

    Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses on Tularik's equity investments, which were reported separately in stockholders' equity, are included in accumulated other comprehensive loss. Comprehensive loss and its components for the three- and six-month periods ended June 30, 2001 and 2000 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Net loss	$(11,936)	$(7,618)	$(21,108)	$(27,145)
Change in unrealized gain on equity investments	2,004	—	(2,870)	—
Change in cumulative translation adjustment	123	—	—	—

Comprehensive loss	$(9,809)	$(7,618)	$(23,978)	$(27,145)

New accounting pronouncement

    In July 2001, FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or "SFAS 141", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or "SFAS 142." SFAS 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001, and provides new criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. SFAS 142 eliminates the amortization of goodwill and replaces it with an impairment-only model. Upon adoption, goodwill related to acquisitions completed before the date of adoption would be subject to the provisions of SFAS 141; amortization of any remaining book value of goodwill would cease and the new impairment-only approach would apply. The impairment-only approach does not apply to the treatment of intangible assets. The provisions of SFAS 141 and SFAS 142 will be effective for fiscal years beginning after December 15, 2001. We will adopt SFAS 141 and SFAS 142 as of January 1, 2002, and do not believe such adoption will have a material impact on our results of operations, financial position or cash flows.

Commitments

    In March 2001, the Company entered into an assignment of lease with Shaman Pharmaceuticals, Inc. ("Shaman") under which Shaman assigned to Tularik its lease covering four facilities in South San Francisco, California. This lease commitment will expire in 2008, but may be extended for an additional five years. Future minimum rent payments under this lease aggregate approximately $20.9 million. In connection with the lease assignment, the Company paid approximately $1.5 million to Shaman in April of 2001.

Subsequent event

    On July 12, 2001, the Company acquired the assets comprising the computer-aided molecular design business of Protherics PLC and issued 400,000 shares of the Company's common stock in consideration for the purchase. The closing price of the Company's common stock on July 12, 2001 was $23.52. The allocation of the purchase price is currently being evaluated and may result in a charge to in-process research and development in the future.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results Of Operations

    This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and in the 2000 audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. Operating results are not necessarily indicative of results that may occur in future periods.

    This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These forward-looking statements include, but are not limited to, statements about:

  •
  our strategy;

  •
  the progress of our research programs, including clinical testing;

  •
  sufficiency of our cash resources;

  •
  revenues from existing and new collaborations;

  •
  product development; and

  •
  our research and development and other expenses.

    These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate," "plan," "will" and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include those set forth in this Item 2 and those described in our Annual Report on Form 10-K for the year ended December 31, 2000, including, among other places, under "Business—Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events and circumstances after the date of this document.

Company Overview

    We are engaged in the discovery and development of a broad range of novel and superior orally available drugs, most of which act through the regulation of gene expression. Our programs address cancer, CMV disease, inflammation, immune disorders, lipid disorders, diabetes and obesity. We have established strategic partnerships with Japan Tobacco Inc., the Roche Bioscience division of Syntex (U.S.A.) LLC and Knoll AG.

Operating Results

    For the quarter ended June 30, 2001, we incurred a net loss of $11.9 million, compared to a net loss of $7.6 million for the same period in 2000. For the six-month period ended June 30, 2001, we incurred a net loss of $21.1 million, compared to a net loss of $27.1 million for the same period in 2000. Included in the net loss for the six months ended June 30, 2000 were noncash charges of $4.8 million related to the cumulative effect of a change in accounting principles after the adoption of Staff Accounting Bulletin No. 101 and $5.4 million for the acceleration of vesting of certain options and restricted stock (see our Annual Report on Form 10-K for the year ended December 31, 2000).

    Revenue from collaborative research and development for the second quarter of 2001 was $8.3 million compared to $5.8 million for the second quarter of 2000. Revenue from collaborative research and development for the six-month period ended June 30, 2001 was $15.4 million compared to $11.5 million for the same period in 2000. Revenue included payments for research collaborations with Japan Tobacco relating to metabolic diseases, lipid disorders and obesity, Roche Bioscience relating to inflammation and Knoll relating to obesity. Unless we enter into new corporate collaborations, we expect collaborative research and development revenue to decline significantly in the foreseeable future as the Knoll collaboration terminates in October of 2001, our obesity/diabetes collaboration with Japan Tobacco expires in September of 2001, the research portion of the lipid disorders collaboration with Japan Tobacco terminates in September of 2001 and other existing collaborations expire at the end of their terms.

    Total research and development expenses for the three- and six-month periods ended June 30, 2001 increased to $21.8 and $40.4 million, respectively, from $14.8 and $30.3 million, respectively, for the comparable periods in 2000, largely due to increased numbers of clinical and preclinical studies, higher research and development headcount, higher compound acquisition costs and higher rent and depreciation costs. We expect research and development expenses to increase significantly in future periods, particularly as new and existing product candidates advance into later stages of development. We also expect that corporate collaborations will fund a smaller percentage of our research and development expenses than historically.

    Total general and administrative expenses for the three- and six-month periods ended June 30, 2001 increased to $3.4 and $6.2 million, respectively, from $2.7 and $5.0 million, respectively, for the comparable periods in 2000, primarily due to higher administrative headcount and higher patent-related legal costs. We expect that general and administrative expenses will increase in the future to support continued growth of research and development efforts and to accommodate the demands associated with an increased number of employees and increased international patent-related legal costs.

    Interest income and other income decreased to $3.4 million for the quarter ended June 30, 2001, from $4.4 million for the comparable quarter of 2000. This decrease was due to our lower cash balance as well as lower market interest rates. Interest income and other income increased to $8.8 million for the six-month period ended June 30, 2001, from $7.6 million for the comparable period in 2000. This increase was due to a one-time payment of $1.2 million from a stockholder and a higher invested cash balance in 2001, offset by lower market interest rates. If interest rates continue to decline, interest income is expected to decline unless we increase our cash balance through financing or payments associated with strategic collaborations. In the first and second quarter of 2001, we also realized $0.2 and $1.9 million in gains, respectively, on the sale of publicly-traded securities resulting from a private investment in a technology company with whom we do business.

Liquidity and Capital Resources

    Since inception, our primary sources of funds have been the sale of equity securities, capital lease financings, non-equity payments from collaborators and interest income. Combined cash, cash equivalents and investments (both current and non-current) totaled $260.2 million at June 30, 2001, a decrease of $18.7 million from December 31, 2000. The decrease was due to operating expenses of $18.6 million, acquisition of property and equipment for $5.5 million and repayment of long-term debt of $3.4 million, and was offset by $2.5 million in proceeds from the issuance of long-term obligations, proceeds from the issuance of common stock and from notes paid by stockholders of $3.8 million and the reclassification of a private investment from other assets to available-for-sale securities (net of changes for unrealized gains of $2.5 million). The average maturity of available-for-sale securities is approximately 242 days.

    We believe that existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through the middle of 2003. This estimate is a forward-looking statement that involves risks and uncertainties. Actual results could vary as a number of the factors and assumptions on which we based this estimate may prove to be wrong. Our future capital requirements will depend on many factors, including:

  •
  the progress of our research activities;

  •
  the number and scope of our research programs;

  •
  the progress of our pre-clinical and clinical development activities;

  •
  the progress of the development efforts of our collaborators;

  •
  our ability to establish and maintain current and new collaboration and licensing arrangements;

  •
  our ability to achieve milestones and receive funding under collaboration arrangements;

  •
  the costs involved in preparing, prosecuting and enforcing patent claims and other intellectual property rights;

  •
  the costs and timing of regulatory approvals; and

  •
  the costs of establishing sales, marketing and distribution capabilities.

    Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve for at least several years, we expect to finance future cash needs through the sale of equity or debt securities, strategic collaborations and debt financing as well as interest income. We cannot assure stockholders that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, additional financing will be obtained on terms favorable to us or to our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs. In addition, insufficient funds may cause us to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may also adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

    Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible given these two constraints. We satisfy our liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers.

Risk Factors

    An investment in our common stock is risky. Investors should carefully consider the following risks, as well as further description and discussion of these risks contained in the "Business—Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2000, which description and discussion is incorporated herein by reference:

  •
  if we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations;

  •
  because our product candidates are in an early stage of development, there is a high risk of failure;

  •
  the progress and results of our animal and human testing are uncertain;

  •
  because we must obtain regulatory approval to market our products in the United States and foreign jurisdictions, we cannot predict whether or when we will be permitted to commercialize our products;

  •
  failure to attract, retain and motivate skilled personnel will delay our product development programs and our research and development efforts;

  •
  the drug discovery methods we employ are relatively new and may not lead to the development of drugs;

  •
  if we cannot maintain our current corporate collaborations and enter into new corporate collaborations, our product development efforts could be delayed;

  •
  if we do not realize value from our retained commercialization rights, we may not achieve our commercial objectives;

  •
  if our competitors develop and market products that are more effective than our product candidates, our commercial opportunity will be reduced or eliminated;

  •
  because it is difficult and costly to protect our proprietary rights, we cannot ensure their protection;

  •
  if we are unable to contract with third parties to manufacture our products in sufficient quantities and at an acceptable cost, we may be unable to meet demand for our products and lose potential revenues;

  •
  if we are unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize products;

  •
  our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products from third-party payors;

  •
  if conflicts arise between our collaborators, advisors or directors and us, they may act in their self-interest, which may be adverse to your best interests;

  •
  if we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products;

  •
  if product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products;

  •
  if our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders;

  •
  our stock price may be volatile, and your investment in our stock could decline in value;

  •
  if we use biological and hazardous materials in a manner that causes injury or violates laws, we may be liable for damages; and

  •
  anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

    If any of the foregoing or other risks actually occur, our business could be harmed. In that case, the trading price of our common stock could decline, and investors might lose all or part of their investment. The risks and uncertainties described above are not the only ones we are facing. Additional risks and uncertainties not currently known to us, or that we currently see as immaterial, may also harm our business. If any of these additional risks or uncertainties occur, the trading price of our common stock could decline, and investors might lose all or part of their investment.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    Our exposure to market risk is principally limited to cash equivalents and investments that have maturities of less than two years and two equity investments resulting from private investments that converted into publicly traded common shares. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from June 30, 2001 levels, the fair value of our portfolio would decline by approximately $1.2 million. The modeling technique used for purposes of estimating fair value measures changes arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Part II.  OTHER INFORMATION

Item 5.  Other Information

Clinical Trial Update

    We are currently testing four drugs in clinical studies, three anti-cancer drugs and one anti-cytomegalovirus (CMV) drug. These studies are being conducted in the United States, the United Kingdom, Canada, Australia, Hong Kong and Taiwan.

    Our drug candidate known as T67 is a novel anti-tubulin agent. T67 is distinguished from other tubulin-binding agents in that it irreversibly binds to beta-tubulin. We are currently conducting five separate Phase II clinical trials for T67 in the three most common cancers (non-small cell lung cancer, breast cancer and colorectal cancer), as well as in hepatocellular carcinoma (liver cancer) and glioma (brain cancer). We anticipate completing the current Phase II program this year.

    Our second anti-tubulin agent, T607, is an analog of T67, but differs from T67 in that it does not cross the blood brain barrier and has a different tissue distribution profile. T607 is currently undergoing Phase I dose-escalation studies, which we anticipate completing this year.

    Our anti-cancer drug candidate known as T64 is an anti-metabolite that blocks the synthesis of purines, a building block of DNA. We are currently conducting Phase II trials for T64 in the two most common cancers (non-small cell lung cancer and breast cancer), as well as in head and neck cancer, soft tissue sarcoma and melanoma. We anticipate completing the current Phase II program this year. In addition, five separate combination studies with the existing cancer therapies gemcitabine, doxorubicin, paclitaxel, carboplatin and temozolomide are progressing through Phase I clinical trials.

    We have completed single and multiple dose Phase I clinical trials for our oral anti-CMV drug candidate, T611. CMV is a ubiquitous herpes virus that causes serious disease in immunocompromised patients, especially transplant patients. T611 inhibits a CMV enzyme that is essential for viral replication. Phase I studies have shown that T611 is orally available and well-tolerated. In particular, results of the clinical studies have shown no bone marrow toxicity, which is the major liability of the current leading anti-CMV drug, ganciclovir. We expect to initiate a Phase II study in HIV patients in the second half of 2001, followed by Phase II studies in renal transplant patients under the aegis of the NIH/NIAID and the Cooperative Antiviral Study Group.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1).
3.2	Amended and Restated Bylaws (2).
4.1	Specimen Common Stock Certificate (3).
10.34	Amendment No. 1, dated August 15, 2000, to Collaboration Agreement between Registrant and Knoll AG dated November 1, 1998.
10.35	Amendment No. 1, dated January 1, 2001, to Collaboration Agreement between Registrant and Japan Tobacco dated June 1, 2000.
10.36	Amendment No. 2, dated August 31, 2000, to Research Collaboration and License Agreement between Registrant and Syntex (U.S.A.) LLC dated July 8, 1997.
10.37	Amendment No. 1, effective December 12, 1999, to the Registrant's 1997 Equity Incentive Plan.
10.38	Amendment No. 1, dated January 10, 2001, to Licensing Agreement between Registrant and Eli Lilly and Company dated September 30, 1999.
10.39	Amendment No. 2, dated May 31, 2001, to Collaboration Agreement between Registrant and Japan Tobacco dated June 1, 2000 (4).

(1)
Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

(2)
Filed as an exhibit to our registration statement on Form S-3, as amended (File No. 333-65232) and incorporated herein by reference.

(3)
Filed as an exhibit to our registration statement on Form S-1, as amended (File No. 333-89177) and incorporated herein by reference.

(4)
Confidential treatment has been requested as to certain portions.

(b)
Reports on Form 8-K

    None.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TULARIK INC.
August 13, 2001	by:	/s/ David V. Goeddel David V. Goeddel Chief Executive Officer
August 13, 2001	by:	/s/ Corinne H. Lyle Corinne H. Lyle Chief Financial Officer

QuickLinks

TULARIK INC. INDEX
  PART I. FINANCIAL INFORMATION Item 1. Financial Statements
TULARIK INC. Condensed Consolidated Balance Sheets (In thousands, except share data)
TULARIK INC. Condensed Consolidated Statements of Operations (In thousands, except share and per share data)
TULARIK INC. Condensed Consolidated Statements of Cash Flows (In thousands)
TULARIK INC. Notes to Condensed Consolidated Financial Statements (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Part II. OTHER INFORMATION
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K