Form 10-Q
period 2001-09-30
TULARIK INC
filed 2001-11-13
CIK 889057

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒           QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐        TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 000-28347

TULARIK INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3148800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Corporate Drive
South San Francisco, California 94080
(Address of principal executive offices) (Zip code)

(650) 825-7000
(Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of October 31, 2001, 49,779,967 shares of the Registrant's common stock were outstanding.

TULARIK INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TULARIK INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2001	2000 (1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$120,690	$76,312
Short-term marketable investments	101,924	182,591
Prepaid expenses and other current assets	5,804	4,991
Total current assets	228,418	263,894

Property and equipment, net	30,157	19,741
Other marketable investments	42,144	20,000
Restricted investments	2,023	2,017
Other assets	6,393	9,446
Goodwill	3,086	-
Total assets	$312,221	$315,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,103	$2,549
Accrued compensation and related liabilities	2,586	3,127
Accrued liabilities	4,904	4,553
Current portion of long-term debt and capital lease obligations	6,421	6,121
Deferred revenue	18,669	22,638
Total current liabilities	35,683	38,988

Long-term debt and capital lease obligations	9,652	10,285
Long-term portion of deferred revenue	13,458	17,583
Other non-current liabilities	1,697	944
Total liabilities	60,490	67,800

Minority interest in Cumbre Inc.	12,676	-

Commitments
Stockholders’ equity:
Convertible preferred stock; $.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $.001 par value; 145,000,000 shares authorized; 49,727,833 and 48,131,574 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	50	48
Additional paid-in capital	400,357	371,504
Notes receivable from stockholders	(235)	(1,084)
Deferred compensation	(742)	(1,674)
Accumulated other comprehensive income	5,614	9,156
Accumulated deficit	(165,989)	(130,652)
Total stockholders’ equity	239,055	247,298
Total liabilities and stockholders’ equity	$312,221	$315,098

The accompanying notes are an integral part of these condensed consolidated financial statements

(1) The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Collaborative research and development	$8,529	$7,144	$23,885	$18,644

Operating expenses:

Research and development (see Note A)	23,736	16,247	64,180	46,566
General and administrative (see Note A)	2,660	2,270	8,886	7,306
Charge for acceleration of stock and option vesting	-	-	-	5,396
	26,396	18,517	73,066	59,268
Loss from operations	(17,867)	(11,373)	(49,181)	(40,624)
Interest and other income	3,348	5,027	12,151	12,625
Realized gains on sale of securities	674	-	2,836	-
Interest expense	(384)	(406)	(1,143)	(1,098)

Net loss before the cumulative effect of a change in accounting principle	(14,229)	(6,752)	(35,337)	(29,097)
Cumulative effect of a change in accounting principle	-	-	-	(4,800)
Net loss	$(14,229)	$(6,752)	$(35,337)	$(33,897)

Basic and diluted amounts per share:
Loss before cumulative effect of a change in accounting principle	$(0.29)	$(0.14)	$(0.72)	$(0.63)
Cumulative effect of a change in accounting principle	$-	$-	$-	$(0.10)
Net loss	$(0.29)	$(0.14)	$(0.72)	$(0.73)
Weighted average shares used in computing basic and diluted net loss per share	49,390,492	47,622,581	48,845,929	46,516,258

Note A:
Includes charges for stock-based compensation as follows:
Research and development	$438	$580	$1,861	$1,909
General and administrative	$211	$288	$697	$1,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended
	September 30,
	2001	2000
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(35,337)	$(33,897)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,527	3,560
Amortization of deferred stock compensation	932	1,863
Noncash stock-based compensation	1,626	6,534
Changes in assets and liabilities:
Other assets	(3,324)	835
Accounts payable and accrued liabilities	1,117	3,558
Deferred revenue	(8,094)	31,845

Net cash (used in) provided by operating activities	(37,553)	14,298

Cash flows from investing activities:
Maturities of available-for-sale securities	386,197	264,977
Purchases of available-for-sale securities	(326,299)	(317,800)
Acquisition of property and equipment	(8,899)	(6,156)

Net cash provided by (used in) investing activities	50,999	(58,979)

Cash flows from financing activities:
Payments of long-term obligations	(4,930)	(4,029)
Proceeds from issuance of long-term obligations	4,237	4,186
Proceeds from notes receivable from stockholders	849	324
Proceeds from issuance of Cumbre Inc. Series B preferred stock	26,250
Proceeds from issuance of Cumbre Inc. common stock	147
Proceeds from issuances of common stock, net	4,062	73,940

Net cash provided by financing activities	30,615	74,421

Effect of exchange rate on cash	317	-

Net increase in cash and cash equivalents	44,378	29,740

Cash and cash equivalents at the Beginning of the period	76,312	95,269

Cash and cash equivalents at the end of the period	$120,690	$125,009

Supplemental cash flow information:

Common stock issued in connection with acquisition of CAMD unit of Protherics PLC	$9,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULARIK INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Basis of Presentation

The unaudited condensed consolidated financial statements of Tularik Inc.("Tularik" or the "Company") reflect, in the opinion of management, all adjustments,  consisting  only of  normal  and  recurring  adjustments, necessary  to  present  fairly  the  Company's  consolidated  financial position at September 30, 2001 and the Company's  consolidated  results of operations for the three- and nine-month periods ended September 30, 2001 and 2000. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

Majority-Owned Spin-Off

In February 2001, Tularik formed a wholly owned subsidiary, Tularik Texas Corporation, which subsequently changed its name to Cumbre Inc.  Cumbre,  located in Dallas, Texas, was established to focus on the discovery, development and commercialization of new classes of antibacterial and antifungal drugs.  In connection with the formation of Cumbre, Tularik contributed certain technology rights for use in the field of antibiotic and antifungal drug discovery.  On September 19, 2001, Cumbre issued and sold 10,500,000 shares of Series B preferred stock at $2.50 a share in a $26.2 million private financing. At September 30, 2001, Tularik had more than a 50% voting interest in Cumbre and  consolidated the financial statements of Cumbre in its financial statements.

Principles of Consolidation

                The consolidated financial statements include the accounts of Tularik and its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  The equity attributable to the minority stockholder interests related to the Company’s majority-owned spin-off, Cumbre Inc., is shown separately in the consolidated balance sheet as of September 30, 2001.  Net loss attributable to the minority interests was immaterial and not separately classified in the consolidated statement of operations for the three-month period ended September 30, 2001.

Revenue Recognition

Collaborative research and development agreements provide for periodic payments in support of the Company’s research activities.  Collaboration revenue is recognized as earned based on actual costs incurred or as milestones are achieved.  Research support payments received in advance of work performed are recorded as deferred revenue.

As reported in Form 10-Q for the first quarter of 2000, the Company changed its method of accounting for nonrefundable technology access fees to recognize such fees over the term of the related research collaboration agreement. Accordingly, the Company accounted for the accounting change as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes.  The cumulative effect of the accounting change on prior years resulted in a charge of $4.8 million, which was included in net loss for the three months ended March 31, 2000. During the third quarter of each of 2001 and 2000, the Company recognized approximately $914,000 and $400,000, respectively, in revenue that is derived from the cumulative effect adjustment.   For 2000 and for the nine-month period ended September 30, 2001, the Company recognized $1.6 million and $2.2 million, respectively, in revenue that is derived from the cumulative effect adjustment. The remainder of the related deferred revenue will be recognized in revenue approximately as follows: $0.5 million for the fourth quarter of 2001 and $0.5 million in 2002.

Net Loss Per Share

The following table sets forth the computation of the Company's basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Numerator:
Net loss	$(14,229)	$(6,752)	$(35,337)	$(33,897)

Denominator:
Weighted average shares of common stock outstanding	49,597	47,997	49,093	47,001
Less: weighted average shares subject to repurchase	(207)	(374)	(247)	(485)

Weighted average shares used in computing basic and diluted net loss per share	49,390	47,623	48,846	46,516

Basic and diluted net loss per share	$(0.29)	$(0.14)	$(0.72)	$(0.73)

Outstanding options and warrants to purchase an aggregate of 6,197,277 shares of common stock at September 30, 2001 and 5,563,132 shares of common stock at September 30, 2000 were excluded from diluted earnings calculations for the three- and nine-month periods ended September 30, 2001 and 2000, respectively, because inclusion of options and warrants would have an anti-dilutive effect on losses in these periods.  At September 30, 2001, 180,226 shares of common stock were subject to repurchase.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss.  Other comprehensive loss includes certain changes in equity that are excluded from net loss.  Specifically, unrealized holding gains and losses on Tularik’s equity investments, which were reported separately in stockholders' equity, are included in accumulated other comprehensive loss.  Comprehensive loss and its components for the three- and nine-month periods ended September 30, 2001 and 2000 are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Net loss	$(14,229)	$(6,752)	$(35,337)	$(33,897)
Change in unrealized (loss) gain on equity investments	(866)	23,513	(3,859)	23,513
Change in cumulative translation adjustment	194	-	317	-
Comprehensive income (loss)	$(14,901)	$16,761	$(38,879)	$(10,384)

Commitments

In March 2001, the Company entered into an assignment of lease with Shaman Pharmaceuticals, Inc. (“Shaman”) under which Shaman assigned to Tularik its lease covering four facilities in South San Francisco, California.  This lease commitment will expire in 2008, but may be extended for an additional five years.  Future minimum rent payments under this lease aggregate approximately $20.9 million.

Acquisition

                On July 12, 2001, the Company acquired the computer-aided molecular design (CAMD) unit of Protherics PLC, a U.K.-based company. The transaction was accounted for using the purchase method of accounting.

The cost to acquire the CAMD unit is set forth below and has been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill.  The fair value of the acquired assets and liabilities is based upon an independent valuation.

                The total consideration to acquire the CAMD unit is as follows (in thousands, except share amounts):

400,000 shares of Tularik common stock issued to Protherics Molecular Design Limited	$9,485
Transaction costs	285
$9,770

                The purchase price allocation is as follows (in thousands):

Intangible asset acquired	$6,126
Tangible assets acquired	918
Liabilities assumed	(360)
Goodwill	3,086
$9,770

                An independent valuation specialist performed an allocation of the total purchase price of $9.8 million to the individual assets acquired.  The purchase price was allocated to the tangible and intangible assets. The intangible asset acquired will be amortized over three years. The goodwill will not be amortized, but will be subject to periodic impairment assessments (see “New Accounting Pronouncements” below).

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or SFAS 141, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS 142. SFAS 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001, and provides new criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. SFAS 142 eliminates the amortization of goodwill and replaces it with an impairment-only model. Upon adoption, goodwill related to acquisitions completed before the date of adoption would be subject to the provisions of SFAS 141; amortization of any remaining book value of goodwill would cease and the new impairment-only approach would apply. The impairment-only approach does not apply to the treatment of intangible assets. The provisions of SFAS 141 and SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company will not amortize the goodwill resulting from the purchase price allocation in connection with the acquisition of Protherics PLC’s CAMD unit, and the new impairment-only model will apply to such acquisition.

The FASB recently issued a final statement on asset impairment, Statement of Financial Accounting Standards No. 144, or SFAS 144, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001 (January 2002 for calendar year companies).  The FASB’s new rules on asset impairment supersede SFAS 121 and provide a single accounting model for long-lived assets to be disposed of. SFAS 144 distinguishes between assets held and used and assets to be disposed of.  Under the new rules, assets to be disposed of are recorded at the lower of the assets’ carrying amount or fair value, less cost to sell.  Assets to be disposed of will be separately classified and depreciation will cease.   The Company is currently evaluating the potential impact, if any, the adoption of FAS 144 will have on its financial position and results of operations.

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

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections.  These forward-looking statements include, but are not limited to, statements about:

•      our strategy;

•      the progress of our research programs, including clinical testing;

•      sufficiency of our cash resources;

•      revenues from existing and new collaborations;

•      product development; and

•      our research and development and other expenses.

These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will” and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include those set forth in this Item 2 and those described in our Annual Report on Form 10-K for the year ended December 31, 2000, including, among other places, under "Business--Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events and circumstances after the date of this document.

Company Overview

We are engaged in the discovery and development of a broad range of novel and superior orally available drugs, most of which act through the regulation of gene expression. Our programs address cancer, viral diseases, immune disorders, inflammation, lipid disorders, diabetes and obesity. We currently have strategic partnerships with Japan Tobacco Inc., the Roche Bioscience division of Syntex (U.S.A.) LLC and Eli Lilly and Company.

Operating Results

For the quarter ended September 30, 2001, we incurred a net loss of $14.2 million, compared to a net loss of $6.8 million for the same period in 2000. For the nine-month period ended September 30, 2001, we incurred a net loss of $35.3 million, compared to a net loss of $33.9 million for the same period in 2000.  Included in the net loss for the nine months ended September 30, 2000 were noncash charges of $4.8 million related to the cumulative effect of a change in accounting principles after the adoption of Staff Accounting Bulletin No. 101 and $5.4 million for the acceleration of vesting of certain options and restricted stock (see our Annual Report on Form 10-K for the year ended December 31, 2000).

Revenue from collaborative research and development for the third quarter of 2001 was $8.5 million compared to $7.1 million for the third quarter of 2000. Revenue from collaborative research and development for the nine-month period ended September 30, 2001 was $23.9 million compared to $18.6 million for the same period in 2000. Revenue included payments for research collaborations with Japan Tobacco relating to metabolic diseases, obesity, lipid disorders and diabetes, Roche Bioscience relating to inflammation and Knoll relating to obesity.  Unless we enter into new corporate collaborations, we expect collaborative research and development revenue to decline significantly in the foreseeable future as the Knoll collaboration terminated in October 2001, our obesity/diabetes collaboration with Japan Tobacco expired in September 2001 and the research portion of the lipid disorders collaboration with Japan Tobacco terminated in September 2001, and as other existing collaborations expire at the end of their terms.

Total research and development expenses for the three- and nine-month periods ended September 30, 2001 increased to $23.7 and $64.2 million, respectively, from $16.2 and $46.6 million, respectively, for the comparable periods in 2000, largely due to increased numbers of clinical and preclinical studies, higher research and development headcount, higher compound acquisition costs and higher rent and depreciation costs. We expect research and development expenses to increase significantly in future periods, particularly as new and existing product candidates advance into later stages of development. We also expect that corporate collaborations will fund a smaller percentage of our research and development expenses than historically.

Total general and administrative expenses for the three- and nine-month periods ended September 30, 2001 increased to $2.7 and $8.9 million, respectively, from $2.3 and $7.3 million, respectively, for the comparable periods in 2000, primarily due to higher administrative headcount and higher patent-related legal costs. We expect that general and administrative expenses will increase in the future to support continued growth of research and development efforts and to accommodate the demands associated with an increased number of employees. In addition, we expect increases in international patent-related legal costs.

Interest income and other income decreased to $3.3 million and $12.2 million for the three- and nine-month periods ended September 30, 2001, from $5.0 million and $12.6 million, respectively, for the comparable periods in 2000. These decreases were due to our lower cash balance as well as lower current market interest rates. If interest rates continue to decline, interest income is expected to decline unless we increase our cash balance through financing or payments associated with strategic collaborations.  In the three- and nine-month periods ended September 30, 2001, we also realized $0.7 million and $2.8 million in gains, respectively, on the sale of publicly-traded securities resulting from a private investment in a technology company with whom we do business.

Liquidity and Capital Resources

Since inception, our primary sources of funds have been the sale of equity securities, capital lease financings, non-equity payments from collaborators and interest income. Combined cash, cash equivalents and investments (both current and non-current) totaled $264.8 million at September 30, 2001, a decrease of $14.1 million from December 31, 2000. The decrease was due to cash used in operating activities of $37.6 million, acquisition of property and equipment for $8.9 million and repayment of long-term debt of $4.9 million, and was offset by $26.4 million in proceeds from the issuance of Series B preferred and common stock by Cumbre Inc., our majority-owned spin-off, $4.2 million in proceeds from the issuance of long-term obligations, proceeds from the issuance of common stock and from notes paid by stockholders of $4.9 million and the reclassification of a private investment from other assets to available-for-sale securities (net of changes for unrealized gains of $1.8 million). The average maturity of available-for-sale securities is approximately 246 days.

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

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve for at least several years, we expect to finance future cash needs through the sale of equity or debt securities, strategic collaborations and lease financing as well as interest income. In August 2001, we filed a registration statement on Form S-3 to offer and sell common stock and debt securities in one or more offerings up to a total dollar amount of $250 million.  We have no current commitments to offer or sell any securities that may be offered or sold pursuant to such registration statement.  We cannot assure stockholders that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, additional financing will be obtained on terms favorable to us or to our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs. In addition, insufficient funds may cause us to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may also adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

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

Risk Factors

                An investment in our common stock is risky. Investors should carefully consider the following risks, as well as the further description and discussion of these risks contained in the “Business--Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2000, which description and discussion is incorporated herein by reference:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

       Our exposure to market risk is principally limited to cash equivalents and investments that have maturities of less than two years and two equity investments resulting from private investments that converted into publicly traded common shares. We maintain an available-for-sale investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from September 30, 2001 levels, the fair value of our portfolio would decline by approximately $1.1 million. The modeling technique used for purposes of estimating fair value measures changes arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On July 12, 2001, in consideration of the acquisition of the assets comprising the computer-aided molecular design business of Protherics PLC, we issued 400,000 shares of common stock to Protherics Molecular Design Limited. We issued the restricted shares of Tularik common stock in reliance upon an exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder.

Item 5.    Other Information

Clinical Trial Update

•      We are currently testing four drugs in clinical studies, three anti-cancer drugs and one anti-cytomegalovirus (CMV) drug. These studies are being conducted in the United States, the United Kingdom, Canada, Australia, Hong Kong, Taiwan and Poland.

•      T67, our novel anti-tubulin agent, is distinguished from other tubulin-binding agents in that it irreversibly binds to β-tubulin. We are currently conducting five separate Phase II clinical trials for T67 in hepatocellular carcinoma (liver cancer), in the three most common cancers (non-small cell lung cancer, breast cancer and colorectal cancer) and in glioma (brain cancer). We plan to complete all current Phase II trials of T67 this year.

•      T607, our second anti-tubulin agent, is an analog of T67, but differs from T67 in that it does not cross the blood brain barrier and has a different tissue distribution profile. T607 is currently undergoing Phase I dose-escalation studies, which we anticipate completing this year.

•      T64, our anti-metabolite drug candidate, blocks the synthesis of purines, a building block of DNA. We are currently conducting Phase II trials for T64 in the two most common cancers (non-small cell lung cancer and breast cancer), as well as in head and neck cancer, soft tissue sarcoma and melanoma. In addition, five separate combination studies with the existing cancer therapies gemcitabine, doxorubicin, paclitaxel, carboplatin and temozolomide are progressing through Phase I clinical trials. We anticipate completing all of the current Phase II trials of T64 this year, except for the non-small cell lung cancer trial that is expected to be completed during the first half of 2002.

•      T611 is our oral anti-cytomegalovirus (CMV) drug candidate. CMV is a ubiquitous herpes virus that causes serious disease in immunocompromised patients, especially transplant patients. T611 inhibits a CMV enzyme that is essential for viral replication. Single and multiple dose Phase I clinical trials have been completed, and results of the studies have shown no bone marrow toxicity, which is the major limitation of the current leading anti-CMV drug, ganciclovir. In October 2001, we initiated a Phase II study to explore the efficacy of T611 in HIV/AIDS patients with CMV infection. In addition, we expect to initiate a Phase II study in renal transplant patients in the near future under the aegis of the NIH/NIAID and the Cooperative Antiviral Study Group.

Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1).
3.2	Amended and Restated Bylaws.
4.1	Specimen Common Stock Certificate (2).

(1)   Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

(2)   Filed as an exhibit to our registration statement on Form S-1, as amended (File No. 333-89177) and incorporated herein by reference.

(b)           Reports on Form 8-K

On July 25, 2001, we filed a report on Form 8-K announcing our acquisition of assets comprising the computer-aided molecular design business of Protherics PLC, a U.K.-based company.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TULARIK INC.

November 13, 2001	by:	/s/ David V. Goeddel
David V. Goeddel
Chief Executive Officer

November 13, 2001	by:	/s/ Corinne H. Lyle
Corinne H. Lyle
Chief Financial Officer