Form 10-K405
period 2001-12-31
TULARIK INC
filed 2002-03-15
CIK 889057

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

COMMON STOCK $.001 PAR VALUE
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the Common Stock listed on The Nasdaq Stock Market® on February 28, 2002 was $603,183,780*

        The total number of shares outstanding of the Registrant's Common Stock was 50,229,052 as of February 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2002 Annual Meeting are incorporated herein by reference into Part III of this Report.

        Certain exhibits filed with the Registrant's prior registration statements and periodic reports under the Securities Exchange Act of 1934 are incorporated herein by reference into Part IV of this Report.

*
Based on a closing price of $18.00 per share. Excludes 16,718,842 shares of the Registrant's Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at February 28, 2002. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

PART I

Forward-Looking Statements and Risk Factors

        This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These forward-looking statements include, but are not limited to, statements about:

  •
  our strategy;

  •
  sufficiency of our cash resources;

  •
  revenues from existing and new collaborations;

  •
  product development; and

  •
  our research and development and other expenses.

        These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate," "plan," "will" and other similar words and expressions. Discussions containing these forward-looking statements may be found in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. The risks discussed on pages 26 through 36, among other things, should be considered in evaluating our prospects and future financial performance. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Item 1. Business

Overview

        Tularik Inc. engages in the discovery and development of a broad range of novel and superior orally available medicines that act through the regulation of gene expression. Building on our scientific strengths, we intend to become a world-class pharmaceutical company. Our broad scientific platform addresses many human diseases that represent attractive potential commercial markets. We have diversified our drug discovery and development efforts not only across a large number of diseases, but also across multiple targets and drug candidates for these diseases. We were incorporated in California in 1991 and reincorporated in Delaware in 1997. We currently have seven different programs that fall within three therapeutic areas: cancer, immunology and metabolic disease.

(1)
Investigational New Drug application

(2)
Cytomegalovirus

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

Our drug discovery and development expertise includes molecular biology, high-throughput and virtual screening, biochemistry, structural biology, chemistry, pharmacology, pre-clinical and clinical testing, biometrics and regulatory affairs. Our management team has extensive drug discovery and development experience with large pharmaceutical companies. To complement our internal capabilities, we collaborate with world-renowned scientists and clinicians and with leading pharmaceutical companies. We believe that our integration of biology, chemistry, pharmacology and clinical development enhances our ability to find novel gene regulating drugs and that our drug discovery and development efforts are highly efficient and productive. To date, we have:

  •
  identified numerous novel proteins or targets that regulate the expression of disease-causing genes;
  •
  established more than 100 automated drug testing systems, known as high-throughput screening assays, that mimic the diseases addressed by our programs;
  •
  conducted more than 45 million drug screens using our library of more than 950,000 distinct, small molecule compounds and natural product extracts;
  •
  identified more than 25 drug leads;
  •
  identified drug candidates in five of our programs that are undergoing pre-clinical testing consisting of animal studies designed to determine the feasibility of human testing in clinical trials;
  •
  identified two anti-cancer drug candidates; we are completing human testing designed to determine efficacy, known as phase 2 clinical trials, of one candidate, and we are initiating phase 2 clinical trials in multiple indications for the other candidate;
  •
  obtained a license for an anti-cancer drug candidate and are completing phase 2 clinical trials; and
  •
  identified an anti-cytomegalovirus (CMV) drug candidate that is undergoing phase 2 clinical trials.

        Pre-clinical milestones.    We expect to file Investigational New Drug, or IND, applications with the United States Food and Drug Administration, or FDA, on one to two of our lead compounds per year over the next several years, including 2002. We have more than 25 drug leads in seven different programs, with advanced lead compounds in the following five programs: inflammation, immune disorders, lipid disorders, diabetes and obesity. Each of these advanced lead compounds has shown activity in animal models of the relevant disease and represents a new approach to treatment.

        Attractive Commercial Opportunities.    Our seven different programs fall within three therapeutic areas: cancer, immunology and metabolic disease. These programs offer potential opportunities to develop drugs for many therapeutic indications. The significant unmet medical and quality-of-life needs for these diseases represent attractive potential commercial markets. We intend to commercialize drugs independently and through collaborations with pharmaceutical partners, and to date we have retained significant rights to independently market products resulting from most of our programs. The breadth of our current activities and the potential for the application of our platform to additional diseases reduces the risks associated with drug discovery, development and commercialization.

Our Strategy

        Our objective is to build a world-class pharmaceutical company that discovers, develops and commercializes novel and superior medicines that act through the regulation of gene expression. The key elements of our scientific and business strategy to achieve our objective are:

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

        Increase likelihood of commercial success through diversification.    To reduce the risks inherent in drug discovery and development and our reliance on any one of our programs, we have diversified our drug discovery and development efforts by pursuing a large number of diseases and multiple targets and drug candidates for these diseases. Where appropriate, we will pursue product candidates that act through mechanisms of action other than through the regulation of gene expression.

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

        Retain most attractive commercial rights.    We intend to build a world-class pharmaceutical company with the objective of bringing to market novel and superior medicines. We expect to maximize the value of our drug candidate pipeline by retaining as many commercial rights as possible, especially in geographies where we can develop and market drugs independently. We have retained worldwide rights to all compounds in our programs that are currently in the clinic, as well as all compounds in our immune disorders, diabetes and obesity programs. In North America, we intend to develop a focused sales force to market products to specialty physicians. We intend to seek corporate collaborations or joint ventures for drugs prescribed by general practice physicians or a large number of specialists. In addition, we intend to continue to selectively collaborate with pharmaceutical and biotechnology companies to accelerate product commercialization in Asia and possibly Europe. Currently, two corporate partners, the Roche Bioscience division of Syntex (U.S.A.) LLC and the pharmaceutical division of Japan Tobacco Inc., fund portions of our research in our inflammation program and in the metabolic disease area, respectively. In addition, we have a collaboration with Medarex, Inc. to develop human antibodies against three of our oncogene-encoded targets.

Product Development

        Our drug discovery and development system is broadly applicable to a wide range of diseases. We have applied this system to diseases that represent attractive potential markets with significant patient populations that are underserved by current therapeutic products. Our pipeline includes three anti-cancer drug candidates and one anti-CMV drug candidate in clinical testing, pre-clinical drug candidates in five of our programs and more than 25 drug leads in various programs. The following table summarizes key information in our programs:

Program	Status	Key Achievements
Cancer
T67	Phase 2 clinical trials
Discovered at Tularik, T67 is an anti-cancer drug candidate that binds irreversibly to tubulin. We have completed phase 2 studies and are pursuing further studies to demonstrate efficacy against hepatocellular carcinoma (HCC) or liver cancer.
T607	Initiating phase 2 clinical trials
Discovered at Tularik, T607 is an analog of T67 that may have advantages over T67 in that it does not cross the blood brain barrier. We plan to commence phase 2 studies in selected tumor types, including HCC, in 2002.
T64	Phase 2 clinical trials	In-licensed from Eli Lilly, T64 is an anti-folate drug candidate that has shown responses in a wide range of human tumors in phase 1 clinical trials. We are completing phase 2 studies.
Immunology
T611	Phase 2 clinical trials	Discovered at Tularik, T611 is an orally bioavailable primase inhibitor developed to treat CMV in organ transplant patients. We initiated phase 2 clinical trials in AIDS patients in 2001.
Immune disorders	IND candidate	Identified a series of compounds with activity in animal models of transplant rejection.

Inflammation	IND candidate
Discovered a series of compounds that inhibit expression of inflammatory response genes in animals. Elucidated key gene regulation pathways and discovered numerous proteins involved in inflammatory gene regulation.
Metabolic Disease
Lipid disorders	IND candidate	Identified a series of lead compounds that improve lipid profile in animals. Discovered regulatory pathways involved in cholesterol metabolism.
Diabetes	IND candidate	Discovered a series of compounds with activity in animal models predictive of anti-diabetic efficacy.
Obesity	IND candidate	Identified compounds with activity in animal models predictive of anti-obesity efficacy.

Clinical Programs

        We currently have four drugs in clinical development, three in our oncology program and one in our immunology program to treat CMV disease in transplant patients. The anti-cancer drug candidates are: T67, T607 and T64, also known as lometrexol. The anti-CMV drug candidate is T611.

Cancer

        T67.    T67 is our most advanced oncology drug candidate. T67 binds irreversibly to tubulin, the building block of microtubules, which are essential to cell division. T67 disrupts microtubule function, causing cancer cells to die and potentially resulting in tumor shrinkage. This concept has been proven clinically by other anti-cancer agents, such as Taxol® and vincristine, which also bind to tubulin. However, unlike these agents, T67 targets tubulin through a unique mechanism involving irreversible binding.

        We have completed phase 2 clinical studies in patients with non-small cell lung cancer, glioma, colorectal cancer and breast cancer and are completing a phase 2 clinical study in hepatocellular carcinoma, or liver cancer. The primary endpoint of these studies is radiological response rate. Based on the activity observed in these clinical studies, we plan to move forward with T67 in 2002 for the treatment of hepatocellular carcinoma, and we intend to request a meeting with the FDA to discuss phase 3 plans. In addition, we are currently conducting two trials exploring the activity of different dosage regiments of T67, as well as a combination trial with doxorubicin. Liver cancer is the third leading cause of cancer death worldwide, with approximately one million new cases reported annually. There is no effective therapy for liver cancer currently, making it an attractive commercial opportunity, with the potential for fast-track approval by the FDA.

        T607.    T607 is an analog of T67 and similarly targets tubulin through a unique mechanism involving irreversible binding. Animal studies indicate that T607 is distinct from T67 because T607 has a reduced ability to enter the brain, which may make it suitable for the treatment of different tumor types than T67. We are completing phase 1 clinical studies of T607 in the United States, the United

Kingdom and Canada. We have established the phase 2 dosing schedule for T607 and plan to commence phase 2 clinical studies in hepatocellular carcinoma, non-Hodgkin's lymphoma, gastric/esophageal cancer and ovarian cancer in the first half of 2002.

        T64 (also known as lometrexol).    In 1999, we licensed T64 from Eli Lilly and Company. T64 is an anti-folate agent, a class of drugs that disrupts the synthesis of DNA and has been validated for use in the treatment of cancer.

        We conducted phase 2 clinical studies of T64 in 2001 in patients with head and neck cancer, soft-tissue sarcoma, melanoma, breast cancer and non-small cell lung cancer, all tumor types in which phase 1 responses were observed. We have completed enrollment in all of these phase 2 clinical studies except for the non-small cell lung cancer study, which we expect to complete in 2002. The primary endpoint of these studies is efficacy, as assessed by response rate. In addition, T64 is being tested in combination studies with carboplatin, doxorubicin, gemcitabine, paclitaxel and temozolomide.

CMV disease

        Cytomegalovirus is a common virus that causes serious infection in patients with compromised or immature immune systems, particularly transplant recipients, AIDS patients and infants born to cytomegalovirus-infected mothers. In the bone marrow and solid organ transplant population, cytomegalovirus can cause life-threatening pneumonia. In the AIDS patient population, retinitis caused by cytomegalovirus is the primary cause of blindness. Cytomegalovirus infection in newborns can cause death or severe neurological damage, typically deafness. Current therapy for cytomegalovirus disease is associated with significant toxicity. This toxicity limits the utility of the current drugs in prophylactic therapy in patients at high risk, such as patients receiving bone marrow transplants or solid organ transplants.

        T611 is the first of a class of potent and orally available compounds that interferes with the replication machinery of cytomegalovirus. We believe that this class of compounds is the first to target the cytomegalovirus primase, which is necessary for initiating the synthesis of viral DNA. This class of compounds is efficacious against clinical cytomegalovirus taken from patients who have developed resistance to current therapies.

        We have completed single- and multiple-dose phase 1 safety studies in human volunteers for T611. Because this agent is well tolerated and does not have the same toxicity profile of existing anti-cytomegalovirus agents, we believe it may also be practical for use in prophylaxis settings, such as in transplant patients. We have initiated phase 2 clinical studies in AIDS patients and expect to initiate phase 2 clinical studies in kidney transplant patients in the first half of 2002.

Pre-clinical Programs

Immunology

        Immune Disorders.    While playing a beneficial role in protecting us from bacterial and viral infections, inappropriate immune responses can cause diseases or lead to conditions such as allergy, asthma, type I diabetes and multiple sclerosis. Our objective is to develop orally administered drugs that work in a new way to selectively inhibit cells that mediate undesirable immune responses. We are focused on inhibiting certain receptors that regulate trafficking and migration of the cells of the immune system. In June 2001, we announced an immune disorders collaboration with ChemoCentryx, Inc., a company dedicated to chemokine drug discovery. We are currently evaluating advanced lead compounds from this collaboration in animal models for organ transplantation and other autoimmune disorders. In addition, we are optimizing drug-like lead compounds with potential to treat a range of autoimmune disorders, including rheumatoid arthritis, multiple sclerosis, organ transplant rejection, psoriasis and asthma.

        Inflammation.    Under normal circumstances, inflammation is an important defense response to injury and infection. An early step in the inflammatory response is the recruitment of white blood cells, or leukocytes, from the circulatory system to damaged or infected tissue. Excessive or prolonged accumulation of leukocytes can lead to inflammatory conditions, including rheumatoid arthritis, inflammatory bowel disease, psoriasis, multiple sclerosis, asthma and septic shock. Inflammatory messengers act by binding to specific cell surface receptors that, in turn, set off signaling events culminating in the expression of many inflammatory response genes. The crucial roles played by particular inflammatory messengers in several inflammatory disease states have been clearly demonstrated by studies utilizing antibodies and soluble receptors that neutralize the activities of particular inflammatory messengers. The efficacy demonstrated by Enbrel®, a soluble inflammatory messenger receptor, has validated this concept for the treatment of rheumatoid arthritis. We believe that an orally available drug of comparable efficacy would represent a competitive advantage over drugs that must be injected, such as Enbrel®.

        Several key inflammatory response genes are regulated by a single transcription factor, NF-kB. Our scientists have discovered numerous novel regulatory proteins in the gene regulation pathways leading from the receptors for particular inflammatory messengers and have elucidated their roles in NF-kB activation. On the basis of these discoveries, our scientists are recognized as leaders in this field of research. Based upon this research, our scientists have determined that some of these regulatory proteins appear to be exclusively dedicated to NF-kB activation and the inflammatory response and therefore represent ideal drug discovery targets. We are engaged in the pre-clinical development of a series of compounds that inhibit one of the key components involved in NF-kB activation and have demonstrated oral activity in animal models of inflammation. We believe that our discoveries and the expertise we have developed in this disease area place us in a leading position to identify the next generation of important anti-inflammatory drugs.

        We have collaborated with the Roche Bioscience division of Syntex (U.S.A.) LLC in inflammation research since July 1997.

Metabolic Diseases

        Lipid Disorders.    Cardiovascular disease is the leading cause of death in the developed world. The most clinically significant diseases, angina and myocardial infarction, are causally related to elevated levels of low-density lipoprotein, or LDL, cholesterol in the blood stream. The risk of death begins to increase when LDL cholesterol levels rise above 126 mg/dl and progressively worsens with higher levels. To date, statins are the most successful drugs for lowering LDL cholesterol levels. Statins lower LDL cholesterol levels in the bloodstream by indirectly increasing the number of LDL receptors on the surface of cells. Despite the success of statins, there is a significant patient population, particularly those individuals having substantially elevated blood cholesterol levels, for which these drugs alone are insufficient to achieve the desired efficacy. We believe that a drug that either directly increases expression of LDL receptors or induces cholesterol clearance mechanisms may show improved efficacy relative to the current agents.

        Our scientists have extended the understanding of the mechanism regulating an important enzyme that is responsible for the body's clearance of cholesterol. These scientists have discovered important transcription factors involved in the process. They have also identified a natural receptor for bile acids, which are the end products of cholesterol metabolism and suppress the expression of this enzyme. We have established proprietary biochemical assays for high-throughput screening to detect inhibitors of receptors involved in the regulation of cholesterol.

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

        We collaborated with the pharmaceutical division of Japan Tobacco Inc. in lipid disorders research from September 1998 to September 2001. We are presently conducting pre-clinical development studies with Japan Tobacco on a series of compounds that modulate the activity of one of the receptors involved in the regulation of cholesterol.

        Diabetes.    Type II diabetes is a chronic, progressively debilitating disease and represents 90% of the total population of people with diabetes. Its prevalence is increasing as a function of the aging population and the increasing population of obese people in the world. Type II diabetes usually develops after the age of 40 and is characterized by the body's inability to respond to insulin. Recently, a new class of drugs has been introduced that permit type II diabetics to make better use of the insulin produced by their bodies or taken by injection. Drugs in this class, including Actos® and Avandia®, have proven to be efficacious for the treatment of type II diabetes but have also been associated with undesirable side effects, such as weight gain, edema and anemia. These side effects may limit the number of eligible patients and increase the costs associated with monitoring for adverse effects after initiation of treatment.

        Our scientists have implemented a biochemical assay that tests activity against the same biochemical mechanism as that targeted by Actos and Avandia. Our current efforts are focused on a lead series of potent and orally available agents identified in this assay that improve insulin sensitivity and lower blood glucose in animals. We believe that this series offers the potential for an anti-diabetes drug with an improved profile relative to existing agents.

        We collaborated with the pharmaceutical division of Japan Tobacco in diabetes research from September 1996 to September 2001.

        Obesity.    Body weight is determined and regulated by a variety of genetic and environmental factors. Weight change is influenced by eating behavior and by energy utilization as determined by exercise and metabolic rate. Obesity increases the risk of serious human diseases, including type II diabetes, coronary artery disease and hypertension. There is a large, unmet need for a treatment for obesity.

        We have a robust program that currently is focused upon multiple pathways involved in obesity. One of the pathways we are evaluating involves a family of proteins thought to play a role in regulating satiety. Our scientists have discovered a series of compounds that block the activation of a promising target within this family of proteins. Compounds from this series have been shown to reduce food intake in animal models of obesity.

        We collaborated with Knoll AG in obesity from November 1998 to November 2001. We collaborated with the pharmaceutical division of Japan Tobacco in obesity research from September 1996 to September 2001.

Research and Development Programs

Oncogene Discovery Program

        Our Oncogene Discovery Program focuses on the identification of novel cancer genes. To date, Tularik scientists have discovered 22 novel oncogenes using Representational Difference Analysis (RDA) and related microarray technology. RDA works by sampling DNA from healthy and diseased cells from the same person and rapidly comparing the two samples to identify cancer genes. RDA does not require either prior hereditary clues or an extensive sample collection from high-risk families that have a history of disease. Prior to the time we obtained a license to this technology, RDA was utilized to isolate two tumor suppressor genes, BRCA2 and PTEN. We believe these proprietary approaches will allow us to identify virtually all remaining amplified oncogenes in the next few years.

        We believe that 12 of the oncogenes identified thus far are potential candidates for small molecule intervention and that seven of these potential oncogenes encode cell-surface targets for antibody development. We intend to devote our internal drug discovery efforts to small molecule therapeutics and partner those oncogenes that are suitable for the development of therapeutic antibodies. To this end, in January 2002, we announced a collaboration with Medarex to develop human antibodies against three of our oncogene-encoded targets. Under the terms of the collaboration, Medarex made a $5.0 million investment in Tularik by buying 100,036 shares of our common stock at $49.98 per share which represents a 100% premium over and above an average market price per share. We and Medarex will share equally clinical development costs and commercialization rights.

Drug Discovery and Development

        We believe that our integrated drug discovery and development platform places us in a leading position to discover, develop and commercialize novel, orally available drugs. We continually seek to identify and apply novel technologies and methods for our multi-faceted drug discovery effort.

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

Primary Assays

        We use primary assays specific to each target or program to rapidly search our compound screening library for chemical structures that hold promise for further study, or hits. We design and implement two main types of primary assays, as described below. We performed high-throughput screening with approximately 55 assays in 2001.

        Biochemical Assays.    Our scientists use the results of target identification efforts to craft specialized biochemical assays in which one or more target proteins are reconstituted in a system that closely mimics their native environment. At this stage, we adapt the assay to an automated format to allow for high-throughput screening. Biochemical assays provide several advantages in the search for new drugs. In a biochemical assay, the components and mechanism of action of the drug candidates are already known. This precision minimizes inaccurate results and false-positive readings, thereby accelerating the discovery process. Additionally, the identification of lead compounds using biochemical assays bypasses the potential problems of false-negative readings associated with the ability of a compound to penetrate a cell or the intrinsic ability of cells to break down chemicals before they reach a target. Once hits are identified, these properties can be subsequently manipulated through chemistry. Since biochemical assays are usually highly amenable to high-throughput screening, results can be obtained rapidly and reproduced consistently.

        Cell-based Assays.    High-throughput screening using intact cell-based assays complements and extends our biochemical screening capabilities. A major advantage of cell-based assays over biochemical assays is that cell-based assays allow analysis of sample activity in an environment similar to the one in which a drug would act. In addition, the toxicity of the drug and its ability to penetrate into the cell can be assessed. In contrast to biochemical assays, where the target protein for a drug is known, cell-based assays offer an additional opportunity to discover drugs interacting with novel, previously unknown, target proteins.

High-throughput Screening

        We have developed innovative hardware and software systems to automate the entire drug screening process, from the preparation of solutions of the test substances for screening to the analysis of the data generated from the assays. In our automated screening facility, we can annually generate more than 20 million sample evaluations in our assays. In 2001, we performed more than 22 million of such sample evaluations. Our automated systems can be configured to run a wide variety of assay formats. Our data management system stores the data for hundreds of thousands of samples, each tested in dozens of assays. This relationally-integrated system manages sample inventories through a bar code system, configures plates for a wide variety of experiments and coordinates the screening of large numbers of plates across multiple assays. The data management system electronically recalls and presents data in formats that allow rapid recognition of active compounds or extracts. This gives each of our scientists the ability to analyze the results for a given assay within the context of the entire drug discovery database, including the results of all past screening assays.

        Virtual screening is the process by which computers calculate the theoretical binding affinity between a very large number of possible chemical structures and the active site of cellular receptors or enzymes for which the molecular structure has been solved. We added virtual screening to our capabilities in July 2001 with the acquisition of the computer-aided molecular design (CAMD) unit of Protherics PLC, now known as Tularik Ltd. Through this transaction, we acquired proprietary computational chemistry software and a team of experienced software designers, as well as computational chemists and medicinal chemists. The key aspect of the CAMD technology is a set of proprietary computational software tools that facilitate the identification of novel compounds. The use of virtual screening to complement our high-throughput screening capabilities may accelerate the discovery of high-quality leads against our validated targets. As part of the acquisition of the CAMD unit, we inherited a research collaboration with Eli Lilly relating to anti-thrombotics. The research portion of the Eli Lilly collaboration concluded in December 2001, however Eli Lilly is progressing a compound with activity against Factor Xa through its pre-clinical development process. In addition to the success milestone payment received in November 2001, we are entitled to additional payments for Factor Xa inhibitors as they progress through clinical trials to registration. Royalties are payable from Eli Lilly on sales of products emerging from the collaboration.

Screening Library

        Access to large libraries of highly diverse molecular structures is an important aspect of our drug discovery efforts. We currently have a library of more than 950,000 synthetic compounds and natural product extracts. This library includes individual synthetic compounds, combinatorial chemical libraries that contain synthetic compounds incorporating desirable molecular features and also includes a natural product collection of independent samples derived from microbial, plant and marine sources. This library is supplemented with chemical libraries provided by our collaborators for specific programs.

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

        Structural Biology.    Structural biology techniques aid in drug design and optimization by providing molecular "snapshots" that allow scientists to visualize the interactions between a drug or lead and its protein target. These interactions are analogous to the fit between a lock and a key. Nuclear magnetic resonance, spectroscopy and X-ray crystallography comprise the essential techniques of structural biology. We have established state-of-the-art laboratories that allow us to readily utilize these powerful tools for lead optimization. Utilizing structural information, chemists can design and synthesize new analogs of lead compounds that are likely to have a better fit with the target protein, and hence have greater potency. We are applying structural biology broadly and have ongoing efforts in many of our drug discovery programs.

Pharmacology and Pre-clinical Development

        We believe that the rapid characterization and optimization of lead compounds identified in high-throughput screening will generate high quality pre-clinical development candidates. Our Pharmacology and Pre-clinical Development groups facilitate lead optimization by characterizing lead compounds with respect to the pharmacokinetic profile, potency, efficacy and selectivity. The generation of proof-of-principle data in animals and the establishment of standard pharmacological models with which to assess lead compounds represent integral components of lead optimization. As programs move through the lead optimization stage, our Pharmacology and Pre-clinical Development groups perform the necessary studies, including toxicology, for IND application submissions.

Clinical Development

        We have assembled a team of experts in drug development to design and implement clinical trials and to analyze the data derived from these studies. The clinical development group possesses expertise in clinical research, clinical pharmacology, biostatistics and data management, drug safety and surveillance and regulatory affairs.

Research and Development Expenses

        Our research and development expenses were $91.2 million in 2001, $64.8 million in 2000 and $47.6 million in 1999.

New Subsidiaries

Cumbre Inc.

        During 2001, we formed Cumbre Inc., a majority-owned subsidiary. In conjunction with the formation of Cumbre, we assigned the assets of our bacterial diseases program to this subsidiary. One of the co-founders of Cumbre is Steven L. McKnight, Ph.D., a co-founder and director of Tularik. Cumbre is based in Dallas, Texas and focuses on antibacterial and antifungal drug discovery and development. In September 2001, Cumbre announced the completion of a $26.2 million private placement of its Series B preferred stock. Tularik retains a majority voting control in Cumbre, as of December 31, 2001.

Tularik GmbH

        In April 2001, we announced the formation of Tularik GmbH, a wholly-owned subsidiary located in Regensburg, Germany. The subsidiary is developing new assays and implementing high-throughput screening for the identification of small molecule drugs that act by gene regulation.

Corporate Collaborations

        To assist in product commercialization and to fund research and development activities, we have established and will continue to pursue collaborations with selected pharmaceutical and biotechnology companies. We currently have two research stage collaborations that provide research funding: one with Roche Bioscience relating to inflammation, and the other with the pharmaceutical division of Japan Tobacco relating to metabolic diseases. In addition, we have a collaboration with Medarex to develop human antibodies against three of our oncogene-encoded targets. From our inception to December 31, 2001, we received a total of $191.6 million, including $178.6 million in research funding and $13.0 million from equity purchases, from these corporate collaborations as well as under the following: a prior research alliance with Merck & Co. (that terminated in March 1999); a prior research alliance with Sumitomo Pharmaceuticals Co. that expired in January 2000; a prior research alliance with Taisho Pharmaceutical Co. that terminated in March 2000; two other research alliances with the pharmaceutical division of Japan Tobacco, one of which expired and for one of which the research stage terminated in September 2001; and a prior research alliance with Knoll A.G. that terminated in October 2001.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" for additional details relating to funding received to date and future funding payable under existing corporate collaboration agreements. In addition, we have a number of scientific collaborations with academic and medical institutions and biotechnology companies under which we have in-licensed technology. We intend to pursue further collaborations as appropriate.

        Our corporate collaboration agreements generally contain the following terms. Other than our agreement with the pharmaceutical division of Japan Tobacco relating to metabolic diseases, our corporate collaboration agreements provide that each party will retain ownership of all inventions and any related patents made solely by its employees during the course of the collaboration, except as limited by each party's license rights described below. In our corporate collaboration agreements, we have agreed not to conduct research in specified areas, independently or with any commercial third party, that is in the same field and in the same geographical territory as that covered by that corporate collaboration agreement.

        The table below summarizes the economic rights currently held by us and our corporate collaborators and additional details relating to specific corporate collaboration agreements.

Economic Rights Holder
Research Area	Corporate Collaborator
		North America	Europe	Asia
Cancer
T67	—	Tularik	Tularik	Tularik
T607	—	Tularik	Tularik	Tularik
T64(1)	—	Tularik	Tularik	Tularik
Cancer gene discovery: 3 antibody targets	Medarex(4)	Profit split	Profit split	Profit split
Immunology
T611	—	Tularik	Tularik	Tularik
Immune disorders	—	Tularik	Tularik	Tularik
Inflammation: IBD(2), skin and eye diseases	Roche Bioscience	Tularik (Royalties to Roche)	Tularik (Royalties to Roche)	Tularik (Royalties to Roche)
Inflammation: other indications	Roche Bioscience	Roche Bioscience (Royalties to Tularik)	Roche Bioscience (Royalties to Tularik)	Roche Bioscience (Royalties to Tularik)
Metabolic Disease
Lipid disorders	The pharmaceutical division of Japan Tobacco	Profit split	Profit split	Profit split(3)
Diabetes	—	Tularik	Tularik	Tularik
Obesity	—	Tularik	Tularik	Tularik
Metabolic diseases: certain targets	The pharmaceutical division of Japan Tobacco	Profit split	Profit split	Profit split

(1)
We have agreed to pay Eli Lilly a royalty on sales of T64 and to make milestone payments, as described below.
(2)
Inflammatory Bowel Disease.
(3)
Sumitomo has an option to license certain compounds.
(4)
Agreement signed January 9, 2002.

Roche Bioscience (Inflammation)

        In 1997, we established a collaboration with Roche Bioscience to discover, develop and market anti-inflammatory gene regulating drugs. The research stage of this agreement will end in July 2002.

        The agreement provides that we will establish assays for particular targets within specified signaling pathways and conduct high-throughput screening of compounds from the Roche Bioscience and Tularik libraries. Roche Bioscience provides expertise and funding to support molecular structure validation and chemistry, and obtains exclusive, worldwide manufacturing and marketing rights to develop and commercialize certain identified compounds resulting from the research program for specified indications. Roche Bioscience is obligated to pay us benchmark payments based on clinical progress and royalties on sales of these compounds for the Roche Bioscience indications. We have exclusive, worldwide manufacturing and marketing rights to develop and commercialize other compounds resulting from the research program for other specified indications. We are obligated to pay Roche Bioscience royalties on sales of these compounds for indications we have retained, which include inflammatory bowel disease, as well as skin and eye diseases. We and Roche Bioscience are responsible for funding pre-clinical testing and clinical development of compounds for their respective indications.

        Roche Bioscience retains rights of first negotiation and of first refusal to develop and commercialize various types of compounds identified both within and outside the scope of the collaboration.

        For a specified period at the conclusion of the collaboration, either party may commercialize compounds resulting from the research program, other than those that are licensed to each party as described above, for all indications, subject to the payment of royalties on sales of the compound. The first party to commence pre-clinical development of such a compound receives exclusive commercialization rights to that compound and must pay the other party royalties on sales of that compound and, in the case of compounds commercialized by Roche Bioscience, benchmark payments. After the specified period, the first party to commence pre-clinical development of such compound resulting from the research program receives exclusive commercialization rights to such a compound and may commercialize that compound without paying royalties to the other party. Either party may terminate the agreement at any time upon a material breach by the other party or in connection with the other party's bankruptcy. Roche Bioscience is committed to pay us up to $30.0 million in research payments, of which $27.5 million had been paid through December 31, 2001.

The pharmaceutical division of Japan Tobacco (Lipid Disorders)

        Effective September 1998, we established a five-year research collaboration with the pharmaceutical division of Japan Tobacco to discover, develop and market compounds that regulate the expression of genes implicated in lipid disorders. The research stage of the collaboration was terminated by Japan Tobacco at the end of the third year of the research collaboration. However, under the agreement, the parties are jointly participating in chemistry optimization and other pre-clinical activities for lead compounds that were identified during the research stage.

        The collaboration is structured to provide for the equal sharing of development expenses and profits on a worldwide basis. We retain exclusive marketing and sales rights in the United States and Canada. Japan Tobacco retains exclusive marketing and sales rights in Japan and Korea. We and Japan Tobacco jointly determine marketing strategy in other countries. Japan Tobacco will be required to make benchmark payments to us based on clinical progress.

        Either party may elect to terminate its development obligations with respect to, and profit-sharing interest in, a given collaboration product, upon prior written notice to the other party. In such case, the other party may exclusively commercialize such product, subject to the payment of a royalty to the party that elects not to participate in co-development and co-promotion. Either party may terminate the agreement at any time upon a material breach by the other party of its obligations under the agreement. Japan Tobacco paid us $17.0 million in research payments related to this collaboration through September 30, 2001, the month of termination.

The pharmaceutical division of Japan Tobacco (Metabolic Diseases)

        In June 2000, we entered into a collaborative agreement with the pharmaceutical division of Japan Tobacco for the discovery, development and commercialization of products for the treatment of metabolic diseases. For purposes of the collaboration, we formed a wholly-owned subsidiary, Tularik Pharmaceutical Company, which is focused on discovering small molecule, orally available drug candidates useful to treat or prevent metabolic diseases. The subsidiary is located in South San Francisco, California.

        In connection with the collaboration, Japan Tobacco made payments of $43.5 million to us, as of December 31, 2001, and has agreed to make additional research and other payments to us of approximately $27.7 million during the remaining term of the research program being conducted under the agreement. Expenses incurred in conjunction with the development and commercialization of any compound identified by the subsidiary will be shared equally by us and Japan Tobacco. We and Japan Tobacco will also share equally all profit and/or revenues from the commercialization of any compound identified by the subsidiary during the collaboration. We retain exclusive marketing and sales rights in the United States and Canada. Japan Tobacco retains exclusive marketing and sales rights in Japan and Korea. Japan Tobacco and Tularik jointly determine marketing strategy in other countries.

        Each party may elect to terminate its co-development obligations with respect to, and profit sharing interest in, a given collaboration product upon prior written notice to the other party. In such case, the other party may continue to develop and commercialize such product at its expense, subject to an obligation to pay a royalty on sales of such product to the party that terminated its co-development and co-promotion of such product. Japan Tobacco has the option to purchase the subsidiary at various times starting in 2003 at escalating prices and an option to purchase the subsidiary upon a change of control of Tularik.

Eli Lilly (Heart Diseases)

        As part of the acquisition of the CAMD unit, we purchased a research collaboration with Eli Lilly relating to anti-thrombotics. The research portion of the Eli Lilly collaboration concluded in December 2001. However, Eli Lilly is progressing a compound with activity against Factor Xa through its pre-clinical development process. In addition to the success milestone payment received in November 2001, we are entitled to additional payments for Factor Xa inhibitors as they progress through clinical trials to registration. Royalties are payable from Eli Lilly on sales of products emerging from the collaboration.

Medarex (Oncogene Antibody Discovery)

        As part of the Oncogene Discovery Program, in January 2002, we announced a collaboration with Medarex, Inc. to develop human antibodies against three of our oncogene-encoded targets. The parties will share development expenses and profits on a worldwide basis. Tularik and Medarex will share equally clinical development costs and commercialization rights. However, either party may elect to terminate its participation in the co-promotion of products upon prior written notice to the other party, in which case the other party may exclusively commercialize a product subject to the payment of milestones and royalty payments to the party that elects not to participate in co-promotion. Either party may terminate the agreement at any time upon a material breach by the other party or in connection with the other party's bankruptcy.

Other Agreements

Eli Lilly (T64)

        Effective September 24, 1999, we executed a license agreement with Eli Lilly under which we obtained an exclusive, worldwide, royalty-bearing license to make, use and sell pharmaceutical products containing a compound that we refer to as T64 or lometrexol. We would owe Eli Lilly milestone and royalty payments upon successful commercialization of T64. Eli Lilly filed an IND application for T64 in August 1988, filed a Clinical Trial Exemption for the United Kingdom in June 1991 and subsequently conducted phase 1 clinical trials of T64 in cancer patients in the United States and Europe. Under the agreement, Eli Lilly granted us a license under its proprietary technology relating to T64 and also a sublicense under the exclusive license granted to Eli Lilly by Princeton University relating to T64. Eli Lilly has specified obligations under the agreement to maintain the license from Princeton University. Eli Lilly has a right to match the material terms of any offer made by a third party to Tularik for commercialization rights relating to T64 products.

        We may terminate the agreement with Eli Lilly upon written notice. Eli Lilly may terminate our license in specified major countries if we fail to use reasonable diligence to develop T64 products in these countries, and may terminate the agreement if we fail to use appropriate diligence to develop T64 products in a predetermined number of major countries. Each party has the right to terminate the agreement if the other party becomes insolvent or fails to cure a breach of the agreement. If Eli Lilly terminates the agreement, it obtains a nonexclusive, royalty-bearing, worldwide license to our technical improvements to T64.

Cold Spring Harbor Laboratory (Representational Difference Analysis)

        Amplicon Corporation had been the exclusive licensee of the rights of Cold Spring Harbor Laboratory in Representational Difference Analysis, and we acquired these rights held by Amplicon when we acquired Amplicon in 1997. In connection with our acquisition of Amplicon, we established a research collaboration with Cold Spring Harbor Laboratory. As part of this collaboration, Dr. Michael Wigler of Cold Spring Harbor Laboratory supervises research using Representational Difference Analysis to search for tumor suppressor genes and DNA sequences that are amplified in cancer. In addition, we may elect to obtain licenses under inventions made under the research collaboration. Either party may terminate the research collaboration for breach. We may terminate the license agreement after October 2002. We intend to utilize the results of this research collaboration and new discoveries from Dr. Wigler's laboratory to develop proprietary technologies for drug discovery.

Knoll (Obesity)

        In November 1998, we and Knoll established a five-year collaboration to discover, develop and market compounds that act on specified obesity-related targets. In connection with the closure of its Nottingham, U.K. research facility, Knoll terminated the collaboration, effective October 31, 2001. Knoll had paid us $12.6 million as of December 31, 2001.

The pharmaceutical division of Japan Tobacco (Obesity/Diabetes)

        In September 1996, we entered into a five-year collaboration with the pharmaceutical division of Japan Tobacco to discover, develop and market compounds in the fields of obesity and diabetes. Under a related stock purchase agreement, Japan Tobacco purchased 600,000 shares of our Series F preferred stock for $10.00 per share, the fair market value of our preferred stock at that date and on the same terms and conditions as other investors in our Series F preferred stock financing. All shares of Series F preferred stock converted into shares of common stock upon the closing of our initial public offering. In September 1998 and again in September 2000, we and the pharmaceutical division of Japan Tobacco agreed to modify the structure of the original collaboration. The collaboration ended in

September 2001. We retain exclusive worldwide marketing and sales rights. Japan Tobacco had paid us $15.5 million in research payments related to the obesity and diabetes collaboration as of December 31, 2001.

Merck (Viral Diseases)

        Effective December 1993, we established a five-year research collaboration with Merck to discover and develop compounds for the prevention or treatment of specified viruses. The research collaboration ended in March 1999. Under our agreement with Merck, Merck has exclusive, worldwide manufacturing and marketing rights to develop and commercialize products resulting from the human immunodeficiency virus, (or HIV) research program under the Agreement, subject to obligations to pay to us benchmark payments based on clinical progress and royalties on sales of HIV products. Merck has waived its option to assume responsibility for the development of our anti-cytomegalovirus drug candidate resulting from this Agreement. Merck had paid us $18.4 million in research payments under this agreement through March 1999.

        Under the terms of a related stock purchase agreement, Merck purchased 400,000 shares of our Series D Preferred Stock in January 1994 at $5.00 per share for an aggregate purchase price of $2.0 million. The shares of preferred stock were converted into the same number of shares of our common stock in connection with our initial public offering.

Sumitomo (Hypercholesterolemia)

        Effective January 1995, we established a five-year research and development collaboration with Sumitomo to discover, develop and market compounds that act to upregulate the gene encoding the low density lipoprotein, or LDL, receptor and thereby lower serum LDL cholesterol. This research collaboration ended in January 2000.

        Under the Agreement, Sumitomo has the right to obtain a license from Tularik to develop, manufacture and sell in specified Asian countries any of a limited number of compounds selected for pre-clinical testing during the term of the research collaboration or during a specified period thereafter. If it obtains such license, then Sumitomo must make benchmark payments to us, and royalty payments based on sales of product in specified Asian countries. Under the collaboration agreement, we obtain exclusive rights to develop, manufacture and sell products containing compounds selected for pre-clinical testing during the term of the research collaboration in the rest of the world, without payment obligation to Sumitomo. The licenses granted to us and to Sumitomo each continue following expiration of the research portion of the collaboration. Any of such limited number of compounds as to which Sumitomo may select to obtain a license will revert to us if Sumitomo does not obtain a license to them within the specified period after the termination of the research collaboration. Sumitomo paid us $15.0 million in research payments through December 31, 1999.

        Under the terms of a related stock purchase agreement, Sumitomo purchased 400,000 shares of our Series E Preferred Stock in February 1995 at $7.50 per share for an aggregate purchase price of $3.0 million. The shares of preferred stock were converted into the same number of shares of our common stock in connection with our initial public offering,

Taisho (Immune Disorders)

        Effective April 1995, we established a five-year research and development collaboration with Taisho focused on therapeutic modulation of the human immune function. In January 1998, the parties extended the research stage of the alliance for an additional year beyond that specified in the agreement. However, the research stage of the collaboration was terminated by Taisho in March 2000. We retain exclusive, worldwide, royalty-free rights to all products identified in the collaboration. Taisho had paid us $15.0 million in research payments through March 31, 2000.

Patents and Other Proprietary Rights

        We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents, trademarks and copyrights or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are essential elements of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek patent protection in the United States and in certain foreign countries for the genes we discover, as well as therapeutic products and processes, drug screening methodologies, transgenic animals, diagnostics and other inventions based on these genes. Our commercial success will depend in part on obtaining this patent protection. To date, 75 of our patent applications have either issued as United States patents or have been allowed by the United States Patent and Trademark Office, and we have at least 95 additional patent applications pending in the United States. For some of our discoveries, corresponding foreign patent protection has been received or is pending. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and characterize genes and that may be used to develop novel drugs. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use technologies in our research and development processes. These licenses (both exclusive and non-exclusive) may require us to pay royalties based on product sales.

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
  drug discovery;

  •
  developing products;

  •
  undertaking pre-clinical testing and clinical trials;

  •
  obtaining FDA and other regulatory approvals of products; and

  •
  manufacturing, marketing, distributing and selling products.

        Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before us. If we commence commercial product sales, we will be competing against companies with greater manufacturing, marketing, distributing and selling capabilities, areas in which we have limited or no experience.

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

  •
  obtain required regulatory approvals; and

  •
  manufacture, market, distribute and sell any products that we develop.

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

        All of our contract manufacturers and we are also required to comply with the applicable FDA current good manufacturing practice regulations. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in commercial manufacturing of our products. Our contract manufacturers or we may not be able to comply with the applicable good manufacturing practice requirements and other FDA regulatory requirements. If our contract manufacturers or we fail to comply, our business, financial condition and results of operations may be materially adversely affected.

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

Employees

        As of December 31, 2001, we had 380 full-time employees. Of our total workforce, 331 were engaged in research and development activities and 49 were engaged in general and administration functions. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good. Our future success is substantially dependent on the performance of our senior management and key scientific personnel and our continuing ability to attract and retain highly qualified scientific and managerial personnel.

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

        We have generated operating losses since we began operations in November 1991. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. To date, we have no products that have generated any revenue. As of December 31, 2001, we had an accumulated deficit of approximately $179.2 million. Even if we succeed in developing a commercial product, we expect to incur losses for at least the next several years, and we expect that our losses will increase as we expand our research and development activities. If the time required to generate product revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. If we fail to obtain the necessary capital, we will not be able to fund our operations.

Because our product candidates are in an early stage of development, there is a high risk of failure.

        We have no products that have received regulatory approval for commercial sale. All of our product candidates are in early stages of development, and we face the risks of failure inherent in developing drugs based on new technologies. None of our prospective products, including T67, T607, T64 and T611, is expected to be commercially available until at least 2005.

        Two of our drug candidates, T67 and T607, operate in a similar manner. Based on results at any stage of clinical trials, we may decide to discontinue development of one or both of these compounds. Additionally, even if the clinical results are favorable for both compounds, we may decide to commercialize only one of the compounds.

        Our products must satisfy rigorous standards of safety and efficacy before they can be approved by the FDA and international regulatory authorities for commercial use. We will need to conduct significant additional research, pre-clinical testing and clinical trials before we can file applications with the FDA for product approval. Clinical trials are expensive and have a high risk of failure. In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Any of our products may not attain market acceptance. Typically, there is a high rate of attrition for products in pre-clinical testing and clinical trials. Also, third parties may develop superior products or have proprietary rights that preclude us from marketing our products. If research and clinical testing is not successful or we fail to obtain regulatory approval, we will be unable to market and sell our future product candidates.

The progress and results of our animal and human testing are uncertain.

        Pre-clinical testing and clinical development are long, expensive and uncertain processes. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, a single partial response or even a small number of partial responses are not necessarily indicative of success in demonstrating efficacy in phase 2 and phase 3 clinical testing. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Commercialization of our product candidates depends upon successful completion of clinical trials. We must provide the FDA and foreign regulatory authorities with clinical data that demonstrates the safety and efficacy of our products before they can be approved for commercial sale. None of the product candidates that we have internally developed or licensed have advanced beyond the stage of human testing designed to determine efficacy, known as phase 2 clinical trials.

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

        We do not know whether planned clinical trials will begin on time, will be completed on schedule or at all or will result in marketable products. Our product development costs will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our products will be harmed, and our ability to become profitable will be delayed.

        Three of our first four clinical candidates are cytotoxic agents directed to the treatment of cancer. Anti-cancer drugs of this type generally have a narrow therapeutic window between efficacy and toxicity. If unacceptable toxicity is observed in clinical trials, the trials may be terminated at an early stage. Drug-related deaths may occur in clinical trials with anti-cancer drugs, because drugs for the treatment of cancer are typically dangerous and cancer patients are critically ill. Several deaths occurred during Eli Lilly's phase 1 clinical trials of T64.

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

        We had 380 employees as of December 31, 2001. Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly-skilled chemists and clinical development personnel. The loss of the services of any of these personnel, in particular, David V. Goeddel, our Chief Executive Officer, could impede significantly the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic institutions and scientists, or if our existing academic collaborations are unsuccessful, our product development programs may be delayed. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain relationships.

The drug discovery methods we employ are relatively new and may not lead to the development of drugs.

        The drug discovery methods we employ based upon the regulation of gene expression are relatively new. We do not know if these methods will lead to the discovery of commercially-viable drugs. None of our cancer product candidates undergoing clinical testing acts by the regulation of gene expression. There is limited scientific understanding generally relating to the regulation of gene expression and the role of genes in complex diseases, and relatively few products based on gene discoveries have been developed and commercialized by drug manufacturers. Even if we are successful in identifying the pathways that cells use to control the expression of genes associated with specific diseases, these discoveries may not lead to the development of drugs. Furthermore, our drug discovery efforts are focused on a number of target genes, the functions of which have not yet been fully identified. As a result, the safety and efficacy of drugs that alter the expression of these genes have not yet been established. Therefore, we cannot assure you that our research and development activities will result in any commercially-viable products. We expect to continue to in-license or acquire additional product candidates to augment the results of our internal research activities, and in-licensed candidates may not prove to be successful.

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

        The continuation of any of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations. All of our corporate collaborations have terms of five or fewer years, which is less than the period required for the discovery, clinical development and commercialization of most drugs. Each of our corporate collaboration agreements provides that, upon expiration of a specified period after commencement of the agreement, the corporate collaborator has the right to terminate the agreement on short notice, and each corporate collaboration agreement, other than the agreement with Roche Bioscience, provides that these terminations do not require cause. Our collaboration with Merck was terminated by Merck in March 1999, our collaboration with Sumitomo expired in January 2000, our collaboration with Taisho was terminated by Taisho in March 2000, our collaboration with Knoll was terminated in October 2001, our collaboration with the pharmaceutical division of Japan Tobacco on obesity expired in September 2001 and the research portion of our collaboration with the pharmaceutical division of Japan Tobacco on lipid disorders was terminated in September 2001. Our existing corporate collaboration agreements also may terminate before the full term of the collaborations. Moreover, we may not be able to renew these collaborations on acceptable terms, if at all. If funding from one or more of our corporate collaborations were reduced or terminated, we would be required to devote additional internal resources to product development or scale back or terminate some development programs or seek alternative corporate collaborators.

        There have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future corporate collaborators. If business combinations involving our corporate collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our corporate collaborations.

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

        Our commercial success will depend, in part, on obtaining patent protection on our products and successfully defending these patents against third-party challenges. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict with certainty the breadth of claims allowed in our patents and other companies' patents.

        The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

  •
  we were the first to make the inventions covered by each of our pending patent applications and issued patents;

  •
  we were the first to file patent applications for these inventions;

  •
  others will not independently develop similar or alternative technologies or duplicate any of our technologies;

  •
  any of our pending patent applications will result in issued patents;

  •
  any patents issued to us or our collaborators will provide a basis for commercially-viable products or will provide us with any competitive advantages or will not be challenged by third parties;

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

        We are a party to various license agreements that give us rights to use specified technologies in our research and development processes. If we are not able to continue to license this technology on commercially reasonable terms, our product development and research may be delayed. In addition, we generally do not control the patent prosecution of in-licensed technology and, accordingly, are unable to exercise the same degree of control over this intellectual property as we exercise over our internally developed technology.

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

Even if regulatory authorities approve our products or product candidates for the treatment of the diseases we are targeting, our products may not be marketed or commercially successful.

        Our drug candidates are expensive, and we anticipate that the annual cost for the treatment under each of the diseases for which we are seeking approval will be significant. These costs will vary for different diseases based on the dosage and method of administration. Accordingly, we may decide not to market any of our drug candidates for an approved disease because we believe that it may not be commercially successful. Market acceptance of and demand for our products and product candidates will depend on the following factors:

  •
  cost of treatment;

  •
  pricing and availability of alternative products;

  •
  ability to obtain third-party coverage or reimbursement for our products or product candidates to treat a particular disease;

  •
  relative convenience and ease of administration; and

  •
  prevalence and severity of adverse side effects associated with treatment.

We rely on third parties to conduct clinical trials for our drug candidates and those third parties may not perform satisfactorily.

        If third parties do not successfully carry out their contractual duties or meet expected deadlines, we will not be able to obtain regulatory approvals for our drug candidates and will not be able to successfully commercialize our drug candidates for targeted diseases. We do not have the ability to independently conduct clinical trials for drug candidates, and we rely on third parties such as contract research organizations, medical institutes and clinical investigators to perform this function. If these third parties do not perform satisfactorily, our clinical trials may be extended or delayed. We may not be able to locate any necessary acceptable replacements or enter into favorable agreements with them, if at all.

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

        The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means will limit our commercial opportunity. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement similar government control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that any of our collaborators or we would receive for any products in the future. Further, cost control initiatives could adversely affect our collaborators' ability to commercialize our products and our ability to realize revenues from this commercialization.

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

        Genentech, Inc. is a potential competitor of ours and may be one of our investors. David V. Goeddel, our Chief Executive Officer and a member of our Board of Directors, is a consultant to Genentech. A. Grant Heidrich, III, Chairman of our Board of Directors, also serves on the board of directors of Millennium Pharmaceuticals, Inc. Millennium has publicly disclosed that it is pursuing programs that are competitive with, and may have scientific overlap with, our programs.

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

        We believe that existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through 2003. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We currently carry clinical trial insurance but do not carry product liability insurance. We or our corporate collaborators may not be able to obtain insurance at a reasonable cost, if at all. While under various circumstances we are entitled to be indemnified against losses by our corporate collaborators, indemnification may not be available or adequate should any claims arise.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

        Our directors, executive officers and holders of 5% or more of our outstanding common stock and their affiliates currently beneficially own approximately 37.4% of our common stock. Accordingly, they collectively have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

        In particular, BZ Group Holding Limited, together with its subsidiaries, including PharmaVision AG, currently owns approximately 24.2% of our outstanding common stock. David V. Goeddel, our Chief Executive Officer and a member of our Board of Directors, is member of the board of directors of PharmaVision.

Our stock price may be volatile, and your investment in our stock could decline in value.

        The market prices for securities of biotechnology companies, including our stock price, have been highly volatile and may continue to be highly volatile in the future. In the year 2001, our common stock traded between $15.95 and $30.50. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

  •
  adverse results or delays in clinical trials;

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

The financial results of Cumbre may impact our future operating results.

        Cumbre, our majority-owned subsidiary, raised $26.2 million by issuing Series B preferred stock in September 2001. While one of our executive officers is on the board of directors of Cumbre and one of Cumbre's founders is on our board of directors, Cumbre's management operating goals are different from our goals. Cumbre's capital expenditures and operating expenses are expected to grow at a faster rate than ours, which may have a significant impact on our future consolidated operating results.

Item 2. Properties

        Our facilities consist of approximately 317,500 square feet of research and office space in the United States, the United Kingdom and Germany.

        We lease approximately 263,000 square feet in South San Francisco, California, of which approximately 147,000 and 116,000 square feet are leased to us until 2013 and 2008, respectively. We have options to renew our leases for two additional periods of five years each on the 147,000-square-foot facility and one additional period of five years on the 116,000-square-foot facility. In December 2001, we entered into a build-to-suit lease for 3 buildings in South San Francisco totaling approximately 280,000 square feet. Approximately 187,000 square feet of the additional facilities will become available in May 2003, and approximately 93,000 square feet will become available in four segments of approximately 23,300 square feet each from May 2004 through November 2005.

        In May 2001, our subsidiary Cumbre Inc. leased approximately 23,000 square feet of research and office space in Dallas, Texas. The lease expires in 2007 but could be extended by exercising two five-year renewal options. We are the guarantor of this lease until Cumbre achieves a net worth of $100 million.

        We have leased approximately 14,500 square feet of research and office space located at Greenlawn, New York until 2005. We leased approximately 3,000 square feet in Regensburg, Germany. Our lease in Germany is cancelable at anytime by providing a six-month advance notice. We lease approximately 14,000 square feet in Macclesfield, United Kingdom until September 2002. Negotiations for new facilities in Macclesfield are currently on-going.

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the last quarter of the year ended December 31, 2001.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        Our common stock has traded on The Nasdaq Stock Market® under the symbol "TLRK" since December 10, 1999. As of February 28, 2002, there were approximately 6,300 stockholders of record of our common stock. The following table sets forth, for the period indicated, the high and low bid quotations for our common stock as reported by The Nasdaq Stock Market.

	Common Stock Price
	High	Low
Year Ended December 31, 2000
First Quarter	$99.25	$27.38
Second Quarter	$40.00	$20.00
Third Quarter	$36.69	$25.75
Fourth Quarter	$35.13	$24.63
Year Ended December 31, 2001
First Quarter	$30.50	$16.50
Second Quarter	$27.70	$16.13
Third Quarter	$26.68	$15.95
Fourth Quarter	$26.08	$18.07

        We have not paid cash dividends on our common stock, and currently do not plan to pay any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

        The following Selected Consolidated Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Collaborative research and development	$32,632	$25,487	$23,806	$21,362	$20,009
Operating expenses:
Research and development	91,167	64,781	44,550	33,273	26,546
Acquired in-process research and development	—	—	3,000	—	18,902
General and administrative	11,916	15,590	7,015	5,024	4,020

	103,083	80,371	54,565	38,297	49,468

Loss from operations	(70,451)	(54,884)	(30,759)	(16,935)	(29,459)
Interest income and realized gains on investments, net	21,882	16,427	5,221	6,396	4,085

Net loss before cumulative effect of a change in accounting principle	(48,569)	(38,457)	(25,538)	(10,539)	(25,374)
Cumulative effect of a change in accounting principle	—	(4,800)	—	—	—

Net loss	$(48,569)	$(43,257)	$(25,538)	$(10,539)	$(25,374)

Net loss per share before cumulative effect of a change in accounting principle, basic and diluted	$(0.99)	$(0.82)	$(2.70)	$(1.55)	$(4.19)
Net loss per share from cumulative effect of a change in accounting principle, basic and diluted	$—	$(0.10)	$—	$—	$—

Net loss per share, basic and diluted	$(0.99)	$(0.92)	$(2.70)	$(1.55)	$(4.19)

Weighted average shares used in computing basic and diluted net loss per share	49,051	46,845	9,451	6,791	6,063

Pro forma results as if revenue recognition policy had been adopted retroactively:
Pro forma net loss		$(38,457)	$(23,938)	$(12,439)	$(29,874)

Pro forma net loss per share, basic and diluted		$(0.82)	$(2.53)	$(1.83)	$(4.93)

        Prior to January 1, 2000 we have recognized nonrefundable technology access fees received in connection with collaboration agreements as revenue when received, when the technology has been transferred and when all of our contractual obligations relating to the fees had been fulfilled. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 101—Revenue Recognition in Financial Statements that, among other things, describes the SEC staff's position on the recognition of certain nonrefundable upfront fees received in connection with research collaborations. As reported in our quarterly report on Form 10-Q for the first quarter of 2000 and effective January 1, 2000, we adopted SAB 101, which changed our method of accounting for nonrefundable technology access fees to recognize such fees over the term of the related research collaboration agreement. The $4.8 million cumulative effect of a change in accounting principle was reported as a charge in the quarter ended March 31, 2000 and is reflected as a charge for the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the collaborative research and development agreements. The pro forma net losses for 1997 through 2000 reflect the effect of applying retroactively the new method of accounting under SAB 101.

	As of December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$241,926	$278,903	$203,029	$121,374	$125,406
Working capital	189,243	224,906	184,553	94,535	116,527
Total assets	293,282	315,098	230,438	136,778	133,522
Long-term obligations, less current portion	10,801	10,285	10,097	4,734	3,456
Deferred compensation	(351)	(1,674)	(4,586)	(679)	—
Accumulated deficit	(179,221)	(130,652)	(87,395)	(61,857)	(51,318)
Total stockholders' equity	$207,971	$247,298	$197,569	$110,898	$120,856

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis in conjunction with "Item 6. Selected Consolidated Financial Data," and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this annual report on Form 10-K.

Overview

        Since our founding in November 1991, we have been engaged in the discovery and development of a broad range of novel, orally available medicines, most of which act through the regulation of gene expression. We have incurred net losses since inception and expect to incur substantial and increasing losses for at least the next several years as we expand our research and development activities. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborators, capital lease financings and interest income. As of December 31, 2001, our accumulated deficit was approximately $179.2 million. We received aggregate research funding under research and development collaborations between 1997 and 2001 as follows:

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in millions)
Research funding received	$18.4	$49.2	$23.7	$29.8	$20.0

        Payments from research collaborations, other than milestone payments, are accounted as deferred revenue which is recognized as revenue over the terms of each collaboration. We expect our sources of revenue, if any, for the next several years to consist primarily of payments under corporate collaborations and interest income. The process of developing our products will require significant additional research and development, pre-clinical testing and clinical trials, as well as regulatory approval. These activities, together with our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. We will not receive product revenue unless we or our collaborative partners complete clinical trials, obtain regulatory approval and successfully commercialize one or more of our products.

        In order to accelerate product commercialization and finance research activities, we are currently engaged in collaborations with leading pharmaceutical companies as summarized below:

Collaborator	Research Area	Commencement Date
Medarex	Cancer	January 2002
Eli Lilly	Heart Diseases	Business acquired in July 2001
The pharmaceutical division of Japan Tobacco	Metabolic Diseases	June 2000
The pharmaceutical division of Japan Tobacco	Lipid Disorders	September 1998 - research portion of the collaboration terminated in September 2001
Roche Bioscience	Inflammation	July 1997

        Under the terms of the collaborations identified above, as of December 31, 2001, the pharmaceutical division of Japan Tobacco and Roche Bioscience had agreed to provide future research funding of up to approximately $30.2 million over a three-year period as set forth in the table below, including $18.5 million subject to cancellation at the option of the pharmaceutical division of Japan Tobacco under the metabolic diseases collaboration, as well as additional payments upon the achievement of specific research and development milestones and royalties upon commercialization of any products. We expect to receive research funding under existing collaborations as follows as of December 31, 2001:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Contractual future research funding	$9.2	$9.2	$11.8

        Not included in this table is a $5.0 million equity investment made in January 2002 by Medarex in connection with a collaboration to develop therapeutic antibodies for the treatment of a variety of cancers based on targets discovered by Tularik. If we do not enter into new corporate collaborations, collaborative research and development revenue and cash received from collaborative partners will decline for the foreseeable future.

License Agreement

        Effective September 24, 1999, we executed a license agreement with Eli Lilly under which we obtained an exclusive, worldwide, royalty-bearing license to make, use and sell pharmaceutical products containing a compound that we refer to as T64 and is also known as lometrexol. In connection with this agreement, we paid $3.0 million to Eli Lilly as an initial license fee and agreed to make specified milestone and royalty payments upon successful commercialization of T64. Under the agreement, Eli Lilly granted us a license to its proprietary technology relating to T64 and also a sublicense under an exclusive license granted to Eli Lilly by Princeton University relating to T64. Eli Lilly has specified obligations under the agreement to maintain the license from Princeton University. Eli Lilly has a right to match the material terms of any offer made by a third party for commercialization rights relating to T64 products. We may terminate the agreement with Eli Lilly upon written notice. Eli Lilly may terminate our license in specified major countries if we fail to use reasonable diligence to develop T64 products in these countries, and may terminate the agreement if we fail to use appropriate diligence to develop T64 products in a predetermined number of major countries. If Eli Lilly terminates the agreement, Eli Lilly obtains a nonexclusive, royalty-bearing, worldwide license to our technical improvements to T64.

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

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to terms of the research collaborations, investments, intangible assets, income taxes, financing operations and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Consolidation

        Our consolidated financial statements include the results of Tularik in the United States and the following subsidiaries:

Subsidiary Name	Location	Ownership
Amplicon Corporation	United States	Wholly-owned
Tularik Pharmaceutical Company	United States	Wholly-owned
Cumbre Inc.	United States	Majority-owned
Tularik GmbH	Germany	Wholly-owned
Tularik Limited	United Kingdom	Wholly-owned

        Transactions and accounts between us and each of our subsidiaries have been eliminated. For non-U.S. operations, local currencies are the functional currencies. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates, equity is translated at historical rates and net losses are translated at the average exchange rates for the reporting periods. Aggregate gains and losses on currency exchange are included in other comprehensive income as a component of stockholders' equity.

Revenue Recognition

        Collaborative research and development agreements provide for periodic payments in support of our research and development activities. Research revenue is recognized as earned based on actual costs incurred, measured by the number of full-time equivalent employees involved in the research effort or pro rated over the term estimated to complete a research program. The estimated term of a research program and the related revenues are subject to revision as the contract progresses to completion. Milestones are earned and recognized when payments are at risk at the inception of the collaboration agreement, our performance of the milestone under the terms of the collaboration is achieved and there are no further performance obligations. Research support payments received in advance of work performed and technology access fees are recorded as deferred revenue. These upfront payments are recognized as revenue as the work is performed (research revenue) or over the stated or estimated terms of the collaborations (technology access fees).

Investments in Non-Marketable Equity Securities

        We hold approximately $2.0 million in non-marketable equity investments in early-stage life science companies having operations or technology in areas within our strategic focus. All of our investments in private entities are recorded under the cost method of accounting, with the exception of Cumbre. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Management makes periodic evaluations of the carrying value of the investments by reference to the available financial information for private companies or the quoted per share market prices. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. We review these investments for other than temporary declines in value, at a minimum, on a quarterly basis. Given the nature of these companies, our assessments of value are judgmental.

Business Combination and Purchase Price Allocation

        In July 2001, we acquired the CAMD business of Protherics. The total purchase price was allocated to software, laboratory equipment, furniture, computers, goodwill and liabilities. The value of the software was estimated based on the costs to design, code and test the software. The life of the software was estimated to be three years. The value of the tangible assets acquired and liabilities assumed were estimated to be their carrying value at the date of the business combination. Goodwill was determined to be the excess purchase price over the assets acquired and liabilities assumed. We will review the intangible assets for impairments at least annually.

Deferred Taxes

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Since our inception, we have fully offset net deferred tax assets by a valuation allowance. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

Years Ended December 31, 2001, 2000 and 1999.

        Collaborative research and development revenue.    Collaborative research and development revenue was $32.6 million in 2001, compared with $25.5 million in 2000 and $23.8 million in 1999. During 2001, we earned revenues of $7.7 million from amortization of technology access fees, $23.4 million from funded research and $1.5 million from milestone payments. The increases from 1999 to 2000 and from 2000 to 2001 were principally attributable to revenue from a corporate collaboration agreement in the area of metabolic diseases signed in June 2000 with the pharmaceutical division of Japan Tobacco. In 2001, revenue also increased as a result of the termination of the collaboration in the area of obesity with Knoll, which resulted in recognizing $1.1 million in previously deferred access-fee revenue. In 2001, we also received a $1.5 million milestone payment from Eli Lilly related to the anti-thrombotics collaboration acquired with the CAMD business of Protherics. In 2000, the revenue from the pharmaceutical division of Japan Tobacco agreement in the area of metabolic diseases was partially offset by the conclusion of the collaborations with Taisho and Sumitomo during the first quarter of 2000. Unless we enter into new corporate collaborations, we expect collaborative research and development revenue to decline for the foreseeable future as the Roche collaboration expires in July 2002 and the Japan Tobacco collaboration on metabolic diseases expires in June 2005.

        Research and development expenses.    Research and development expenses were $91.2 million in 2001, compared to $64.8 million in 2000 and $47.6 million in 1999. The increase in 2001 as compared to 2000 was primarily attributable to increases in employee costs, pre-clinical and clinical costs and higher occupancy costs associated primarily with leasing additional buildings in South San Francisco in April 2001. In 2001, we also expanded our research operations to Germany and completed the acquisition of the CAMD business of Protherics in the United Kingdom. The increase in 2000 as compared to 1999 is primarily due to increased pre-clinical and clinical studies and related manufacturing costs. In addition, new research in metabolic diseases contributed to higher research and development costs in the second half of 2000 compared to the second half of 1999. In the fourth quarter of 1999, we incurred a $3.0 million expense for in-process research and development in connection with the license agreement we executed with Eli Lilly for T64 in September 1999.

        The table below summarizes the dates our drug candidates entered or are expected to enter clinical studies:

Program	Status	Commencement of Current Phase
Cancer
T67	Phase 2 clinical trials	Commenced clinical trials in the second half of 2000
T607	Initiation of phase 2 clinical trials	Anticipate commencement of clinical trials in the first half of 2002
T64	Phase 2 clinical trials	Commenced clinical trials in the second half of 2000
Immunology
T611	Phase 2 clinical trials	Commenced clinical trials in the second half of 2001
Immune disorders	IND candidate	—
Inflammation	IND candidate	—
Metabolic Disease
Lipid disorders	IND candidate	—
Diabetes	IND candidate	—
Obesity	IND candidate	—

        Based on our experience and judgment, phase 1 clinical trials are expected to last between 12 and 18 months, phase 2 clinical trials are expected to last between 18 and 36 months and phase 3 clinical trials are expected to last between 24 and 42 months. The length of clinical development depends on the specific disease and patient population. For drug candidates that are in pre-clinical development, the timing of IND filing varies significantly and is difficult to predict and therefore not reflected in the table above.

        Research and development expenses for 2001, 2000 and 1999 were divided as follows (in millions):

	2001	2000	1999
Research	$73.7	$51.2	$41.7
Development	17.5	13.6	5.9

Total	$91.2	$64.8	$47.6

        We allocate headcount-driven or space-use-driven overhead costs to research and development and to general and administrative expenses consistently from year to year based on the headcount or the space use by each expense category. Approximately 87% of headcount-driven overhead costs and approximately 95% of space-use driven costs are allocated to research and development expenses. From January 1, 1999 through December 31, 2001, research and development costs were split approximately 22%, 38% and 40% among three therapeutic areas, cancer, immunology and metabolic diseases, respectively. We expect research and development expenses to increase significantly in future periods, particularly as new and existing product candidates advance into later stages of development. Additionally, we expect that corporate collaborations will fund a smaller percentage of our research and development expenses than historically.

        General and administrative expenses.    General and administrative expenses were $11.9 million in 2001, compared to $15.6 million in 2000 and $7.0 million in 1999. The decrease from 2000 to 2001 is primarily due to a decrease in stock-based compensation offset by increased headcount and higher patent legal fees. The increase from 1999 to 2000 is primarily due to non-cash, stock-based consultant compensation, higher patent legal expenses and the increased costs associated with operating as a publicly-traded company. During this three-year period, general and administrative expenses increased an aggregate 70% compared with a 92% growth in research and development expenses. We expect that general and administrative expenses will increase in the future to support continued growth of our research and development efforts.

        Interest income and realized gains on investments, net.    Net interest income and realized gains on investments, net of interest expenses, were $21.9 million in 2001, compared to $16.4 million in 2000 and $5.2 million in 1999. The increase in 2001 was primarily due to $8.4 million in realized gains on our venture-stage investments, offsetting a $2.9 million decrease in interest income compared to the prior year due to lower overall investment balance and lower interest rates in 2001. The increase in 2000 was due primarily to higher interest-bearing balances as a result of our public offerings in December 1999 and March 2000 as compared to balances in 1999.

Liquidity and Capital Resources

        Since inception, our primary sources of funds have been the sale of equity securities, capital lease financings, non-equity payments from collaborators and interest income. As of December 31, 2001, we had received net proceeds of $347.6 million from the sale of Tularik equity securities, including $13.0 million from collaborators, $104.7 million from our initial public offering in December 1999 and $71.6 million from our public offering in March 2000. Non-equity payments received from collaborators since our inception were $178.6 million through December 31, 2001. Aggregate interest income earned since our inception was $56.3 million through December 31, 2001. In addition to the proceeds from the sale of Tularik equity securities, our majority-owned subsidiary, Cumbre Inc., raised $26.2 million by issuing shares of Series B preferred stock in September 2001.

        At December 31, 2001, we had cash, cash equivalents and investments of $241.9 million, which includes $24.1 million of cash, cash equivalents and investments from our majority-owned subsidiary Cumbre, a decrease of $37.0 million from December 31, 2000. Cash used by operations during the year ended December 31, 2001 was $54.5 million.

        Cash used for purchases of equipment and leasehold improvements totaled $14.2 million during the year ended December 31, 2001. Cash received from equipment financing during the year ended December 31, 2001 was $6.6 million. The annual interest rate of these financings ranged from 8.7% to 11.7%, and the financing arrangements have terms of three or five years each. As of December 31, 2001, we had no equipment financing arrangement available. We intend to enter into additional equipment financing arrangements in the future. Repayments of long-term obligations totaled $5.8 million during the year ended December 31, 2001.

        Cash received from exercises of Tularik and Cumbre stock options, from purchases under the Tularik employee stock purchase plan and from repayment of note receivables from stockholders during the year ended December 31, 2001 was $5.6 million. Cash received from the issuance of Cumbre Series B preferred stock in September 2001 was $26.2 million.

        We expect operating spending to increase in the future as we expand operations to support the development of new and existing product candidates and we committed to lease three new buildings in South San Francisco through 2021. Operating in these facilities will require minimum aggregate payments of approximately $310.1 million over a period of 17 years starting in May 2003. We expect to find sub-tenants to occupy our current facilities when our new facilities are ready for occupancy. We are committed to rent our current facilities through 2013. Cumbre, our subsidiary, is committed to pay approximately $1.2 million through 2007. Our capital spending is not expected to increase substantially from 2001 levels.

        The following table summarizes our contractual obligations (in millions):

	Payments due by period
	Total	2002	2003-2004	2005-2006	After 2006
Long-term debt	$9.1	$4.5	$4.6	$—	$—
Capital lease obligations	10.6	3.2	5.0	2.4	—
Build-to-suit and operating leases	381.9	6.5	34.8	46.5	294.1

Total contractual cash obligations	$401.6	$14.2	$44.4	$48.9	$294.1

        During the three-year period ended December 31, 2001, cash used in operating and investing activities was $72.7 million and $97.0 million, respectively. Uses of cash in operating activities were primarily to fund net losses. Uses of cash in investing activities included $64.4 million used for net purchases of available-for-sale securities and $32.7 million for capital expenditures. Financing activities provided cash of $225.8 million during the three-year period ended December 31, 2001. This amount largely represented proceeds from the sale of equity securities.

        The Company is currently receiving research funding under two of its research collaboration agreements, one of which expires in June 2002 and the second will expire in 2005. The Company is actively engaged in discussions with other potential collaborators to fund future research and development.

        Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. We believe that our existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through 2003. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:

  •
  the progress of our pre-clinical and clinical development activities;

  •
  the costs and timing of regulatory approvals;

  •
  the progress of our research activities;

  •
  the number and scope of our research programs;

  •
  the progress of the development efforts of our collaborators;

  •
  our ability to establish and maintain current and new collaboration and licensing arrangements;

  •
  our ability to receive equity and debt financings in Cumbre Inc., our majority-owned subsidiary;

  •
  our ability to achieve our milestones and receive funding under collaboration arrangements;

  •
  the costs involved in enforcing patent claims and other intellectual property rights; and

  •
  the costs of establishing sales, marketing and distribution capabilities.

        Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve for at least several years, we expect to finance future cash needs through the sale of equity securities, strategic collaborations and debt financing as well as interest income earned on cash balances. In August 2001, we filed a registration statement on Form S-3 to offer and sell common stock and debt securities in one or more offerings up to a total dollar amount of $250.0 million. Currently, $245.0 million remains available on the Form S-3, and we have no current commitments to offer and sell any securities that may be offered or sold pursuant to such registration statement. We cannot assure you that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses, to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

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

        As of December 31, 2001, we had federal net operating loss carryforwards of approximately $129.0 million to offset future taxable income. We also had federal research and development tax credit carryforwards of approximately $3.0 million. If not utilized, net operating loss and credit carryforwards will begin to expire in 2007. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of our net operating losses and credits before they can be used. You should read Note 12 of "Notes to Consolidated Financial Statements."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

        Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years and one equity investment resulting from a venture-stage private investment that converted into publicly traded common shares. We maintain an investment portfolio of investment grade liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2001 levels, the fair value of our portfolio would decline by approximately $904,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Foreign Currency Exchange Risk

        Because we translate foreign currencies into United States dollars for reporting purposes, currency can have an impact, though generally immaterial, on our financial results. We believe that our exposure to currency exchange risk is low because our German and British subsidiaries satisfy their financial obligations almost exclusively in their local currencies. As of December 31, 2001, we did not engage in foreign currency hedging activities.

Item 8. Financial Statements and Supplementary Data

TULARIK INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Tularik Inc.

        We have audited the accompanying consolidated balance sheets of Tularik Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tularik Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of revenue recognition for nonrefundable technology access fees received in connection with collaboration agreements.

/S/ ERNST & YOUNG LLP

Palo Alto, California
February 4, 2002

TULARIK INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$109,392	$76,312
Short-term investments	107,197	182,591
Prepaid expenses and other current assets	6,832	4,991

Total current assets	223,421	263,894
Property and equipment, net	34,011	20,502
Other investments	25,337	20,000
Restricted investments	2,008	2,017
Other assets	5,405	8,685
Goodwill	3,100	—

Total assets	$293,282	$315,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,855	$2,549
Accrued compensation and related liabilities	3,039	3,127
Accrued liabilities	5,388	4,553
Current portion of long-term debt and capital lease obligations	6,685	6,121
Deferred revenue	14,211	22,638

Total current liabilities	34,178	38,988
Long-term debt and capital lease obligations	10,801	10,285
Long-term portion of deferred revenue	12,083	17,583
Other non-current liabilities	1,999	944

Total liabilities	59,061	67,800

Commitments
Minority interest in Cumbre Inc.	26,250	—
Stockholders' equity:
Convertible preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding at December 31, 2001 and 2000	—	—
Common stock, $0.001 par value, 145,000,000 shares authorized; 49,890,865 and 48,131,574 shares issued and outstanding at December 31, 2001 and 2000, respectively	50	48
Additional paid-in capital	387,484	371,504
Notes receivable from stockholders	(230)	(1,084)
Deferred compensation	(351)	(1,674)
Accumulated other comprehensive income	239	9,156
Accumulated deficit	(179,221)	(130,652)

Total stockholders' equity	207,971	247,298

Total liabilities and stockholders' equity	$293,282	$315,098

The accompanying notes are an integral part of these consolidated financial statements.

TULARIK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2001	2000	1999
Revenue:
Collaborative research and development	$32,632	$25,487	$23,806
Operating expenses:
Research and development	91,167	64,781	47,550
General and administrative	11,916	15,590	7,015

	103,083	80,371	54,565

Loss from operations	(70,451)	(54,884)	(30,759)
Interest income	15,033	17,908	6,357
Realized gains on investments	8,390	—	—
Interest expense	(1,541)	(1,481)	(1,136)

Net loss before cumulative effect of a change in accounting principle	(48,569)	(38,457)	(25,538)
Cumulative effect of a change in accounting principle	—	(4,800)	—

Net loss	$(48,569)	$(43,257)	$(25,538)

Net loss per share before cumulative effect of a change in accounting principle, basic and diluted	$(0.99)	$(0.82)	$(2.70)
Net loss per share from cumulative effect of a change in accounting principle, basic and diluted	$—	$(0.10)	$—

Net loss per share, basic and diluted	$(0.99)	$(0.92)	$(2.70)

Weighted average shares used in computing basic and diluted net loss per share	49,051,339	46,845,374	9,450,934

Pro forma results as if revenue recognition policy had been adopted retroactively:
Pro forma net loss		$(38,457)	$(23,938)

Pro forma net loss per share, basic and diluted		$(0.82)	$(2.53)

The accompanying notes are an integral part of these consolidated financial statements.

TULARIK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Convertible Preferred Stock
			Common Stock			Notes Receivable From Stockholders		Accumulated Other Comprehensive Income
					Additional Paid-In Capital		Deferred Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at January 1, 1999	26,903,885	$27	7,560,603	$8	$174,035	$(636)	$(679)	$—	$(61,857)	$110,898
Conversion of warrants, net	49,654	—	62,599	—	—	—	—	—	—	—
Issuance of common stock, net of repurchases	—	—	2,266,603	2	5,854	(1,405)	—	—	—	4,451
Payment of notes receivable	—	—	—	—	—	432	—	—	—	432
Issuance of common stock in initial public offering, net of offering costs of $7,220	—	—	7,992,500	8	104,667	—	—	—	—	104,675
Conversion of preferred stock to common stock in conjunction with initial public offering	(26,953,539)	(27)	26,953,539	27	—	—	—	—	—	—
Deferred compensation	—	—	—	—	6,558	—	(6,558)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	2,651	—	—	2,651
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(25,538)	(25,538)

Balances at December 31, 1999	—	—	44,835,844	45	291,114	(1,609)	(4,586)	—	(87,395)	197,569
Warrant exercises, net	—	—	507,670	—	432	—	—	—	—	432
Issuance of common stock, net of repurchases	—	—	631,810	1	2,176	—	—	—	—	2,177
Issuance of common stock in secondary public offering, net of offering costs of $631	—	—	2,156,250	2	71,604	—	—	—	—	71,606
Cancellation of pre-IPO options	—	—	—	—	(682)	—	682	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	2,230	—	—	2,230
Other stock compensation	—	—	—	—	5,396	—	—	—	—	5,396
Consultant stock compensation	—	—	—	—	1,464	—	—	—	—	1,464
Payment of notes receivable	—	—	—	—	—	525	—	—	—	525
Net loss	—	—	—	—	—	—	—	—	(43,257)	(43,257)
Change in unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	9,156	—	9,156

Comprehensive loss	—	—	—	—	—	—	—	—	—	(34,101)

Balances at December 31, 2000	—	—	48,131,574	48	371,504	(1,084)	(1,674)	9,156	(130,652)	247,298
Issuance of common stock, net of repurchases	—	—	1,359,291	1	4,544	—	—	—	—	4,545
Issuance of common stock upon acquisition of a business	—	—	400,000	1	9,389	—	—	—	—	9,390
Cancellation of pre-IPO options	—	—	—	—	(194)	—	194	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,129	—	—	1,129
Stock based compensation	—	—	—	—	2,080	—	—	—	—	2,080
Payment of notes receivable	—	—	—	—	—	873	—	—	—	873
Issuance of common stock of Cumbre Inc.	—	—	—	—	161	(19)	—	—	—	142
Net loss	—	—	—	—	—	—	—	—	(48,569)	(48,569)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	364	—	364
Change in unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	(9,281)	—	(9,281)

Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(57,486)

Balances at December 31, 2001	—	$—	49,890,865	$50	$387,484	$(230)	$(351)	$239	$(179,221)	$207,971

The accompanying notes are an integral part of these consolidated financial statements.

TULARIK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities
Net loss	$(48,569)	$(43,257)	$(25,538)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,188	4,950	3,873
Noncash gain on exchange of marketable security	(4,325)	—	—
Realized gain on investment	(4,065)	—	—
Amortization of deferred stock compensation	1,129	2,230	2,651
Noncash stock based compensation	2,080	6,860	—
Changes in assets and liabilities:
Other assets	606	(2,012)	(2,642)
Accounts payable and accrued liabilities	4,428	4,935	1,183
Deferred revenue	(13,927)	28,739	(639)
Other liabilities	—	—	436

Net cash (used in) provided by operating activities	(54,455)	2,445	(20,676)

Cash flows from investing activities
Maturities of available-for-sale securities	490,059	336,163	95,300
Purchases of available-for-sale securities	(420,884)	(423,895)	(137,134)
Capital expenditures	(14,170)	(9,257)	(9,262)
Purchases of long-term and restricted investments	—	—	(4,000)

Net cash provided by (used in) investing activities	55,005	(96,989)	(55,096)

Cash flows from financing activities
Proceeds from long-term obligations	6,556	6,440	11,706
Payments of long-term obligations	(5,836)	(5,593)	(3,621)
Proceeds from note receivables from stockholders	873	525	—
Proceeds from issuance of Series B preferred stock by Cumbre Inc.	26,250	—	—
Proceeds from issuance of Cumbre Inc. common stock	142	—	—
Proceeds from issuances of common stock, net	4,545	74,215	109,558

Net cash provided by financing activities	32,530	75,587	117,643

Net increase (decrease) in cash and cash equivalents	33,080	(18,957)	41,871
Cash and cash equivalents at beginning of period	76,312	95,269	53,398

Cash and cash equivalents at end of period	$109,392	$76,312	$95,269

Supplemental cash flow information
Cash paid during the period for interest	$1,541	$1,481	$1,136
Supplemental disclosure of noncash investing and financing
Tularik Inc. common stock issued for acquisition of a business	$9,390	$—	$—
Tularik Inc. common stock issued for notes receivable	$—	$—	$1,405
Cumbre Inc. common stock issued for notes receivable	$19	$—	$—
Issuance of notes payable in exchange for services	$—	$410	$—

The accompanying notes are an integral part of these consolidated financial statements.

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

Organization and Business

        Tularik Inc. ("Tularik" or the "Company") was incorporated in the State of California in November 1991 and reincorporated in the State of Delaware in June 1997.

        Since its founding, the Company has been engaged in the discovery and development of a broad range of novel, orally available medicines, most of which act through the regulation of gene expression. Tularik has incurred net losses since inception and expects to incur substantial and increasing losses for at least the next several years as the Company expands its research and development activities. To date, the Company has funded its operations primarily through the sale of equity securities, non-equity payments from collaborators, capital lease financings and interest income. Future revenue, if any, for at least the next several years is expected to consist primarily of payments under corporate collaborations and interest income. The process of developing products has required and will continue to require significant research and development expenditures. The Company expects that its losses will increase as it expands research and development activities. Tularik will not receive product revenue unless the Company or its collaborative partners complete clinical trials, obtain regulatory approval and successfully commercialize one or more of the Company's products.

        In order to accelerate product commercialization and contribute to financing for research activities, Tularik has entered into collaborations with several leading pharmaceutical companies. The Company has ongoing collaborations with the Roche Bioscience division of Syntex (U.S.A.) LLC ("Roche Bioscience") relating to inflammation (commenced in July 1997) and the pharmaceutical division of Japan Tobacco Inc. ("Japan Tobacco") relating to lipid disorders (commenced in September 1998) and metabolic diseases (commenced in June 2000). The research portion of the lipid disorders collaboration with the pharmaceutical division of Japan Tobacco ended in September 2001. Previously, Tularik also had collaborations with other companies including Merck & Co., Inc. ("Merck") relating to viral disease (commenced in December 1993, ended in March 1999); Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") relating to hypercholesterolemia (commenced in January 1995, expired in January 2000); Taisho Pharmaceutical Co., Ltd. ("Taisho") relating to immune disorders (commenced in April 1995, ended in March 2000); Knoll AG ("Knoll") relating to obesity (commenced in November 1998, ended in October 2001); and the pharmaceutical division of Japan Tobacco relating to obesity (commenced in September 1996, ended in September 2001). As of December 31, 2001, the Company had received $13.0 million in equity investments and $178.6 million in research funding from its past and current collaborators.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include those of Tularik and its subsidiaries. All significant inter-company balances, transactions and stock holdings have been eliminated upon consolidation. Consolidated statements include statements from Tularik's wholly-owned subsidiaries, Amplicon Corporation, Tularik Pharmaceutical Company, Tularik GmbH and Tularik Limited.

        At December 31, 2001, the consolidated financial statements of Tularik also include the accounts of Tularik's majority-owned subsidiary, Cumbre Inc. ("Cumbre"). It is the Company's policy not to allocate losses against the minority interest, if doing so reduces the minority interest balance below the aggregate liquidation preferences of third-party minority stockholders. As a result of this policy, 100%

of Cumbre's net loss has been included in the Company's determination of net loss for the year ended December 31, 2001.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Changes in estimates on contract terms can cause an acceleration or delay in revenue recognition of deferred revenue. In 2001, the Company recognized $1.1 million in technology access fee revenue due to the associated termination of the collaboration with Knoll.

Foreign Currency Translation

        For non-U.S. operations, local currencies are the functional currencies. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates, equity is translated at historical rates and net losses are translated at the average exchange rates for the reporting periods. Aggregate gains and losses on currency exchange are included in other comprehensive income as a component of stockholders' equity.

Cash Equivalents and Investments

        The Company considers all highly liquid investments in debt securities with a remaining maturity from the date of purchase of 90 days or less to be cash equivalents. Cash equivalents consist of money market funds and corporate debt securities and exclude demand deposits. The Company's short-term investments include obligations of governmental agencies, corporate debt securities with original maturities ranging between three and 12 months and one equity investment resulting from a private investment that converted into publicly traded common shares. By policy, the Company limits concentration of credit risk by diversifying its investments among a variety of high credit-quality issuers.

        All cash equivalents and marketable investments are classified as available-for-sale. Available-for-sale securities are recorded at fair value, and unrealized gains (losses) are reported in stockholders' equity and included in other comprehensive income. Fair value is estimated based on available market information. The cost of the securities when sold is based upon specific identification.

        The Company's equity investments in venture-stage technology partners are included in other assets because of their long-term nature. The Company realizes gains (losses) upon sale, non-monetary exchange or other than temporary impairment of these investments. The Company includes realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities in realized gains (losses) on investments. The Company includes unrealized gains and losses on securities classified as available-for-sale in accumulated other comprehensive income, a component of stockholders' equity. See Note 5 for a summary of available-for-sale securities at December 31, 2001 and 2000.

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

Fair Value of Financial Instruments

        Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. The carrying value of its debt obligations approximates fair value, based on borrowing rates currently available to the Company for loans with similar terms.

Revenue Recognition

        Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.

        Revenue related to collaborative research with the Company's corporate collaborators is recognized as research services are performed or pro rated over the related funding periods for each contract. Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement. The payments received under each respective agreement are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts.

        Milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified technical or regulatory at risk milestones. Milestone payments are recorded as revenue upon the achievement of mutually agreed upon milestones in the absence of any performance obligations associated with the milestone provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement (i.e., at risk), and (ii) there are no performance obligations after achievement of the milestone.

        The Company previously recognized nonrefundable technology access fees received in connection with collaboration agreements as revenue when received when the technology had been transferred and when all contractual obligations of the Company relating to the fees had been fulfilled. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements ("SAB 101") that, among other things, describes the SEC staff's position on the recognition of certain nonrefundable upfront fees received in connection with research collaborations. Effective January 1, 2000, the Company adopted SAB 101, which changed the Company's method of accounting for nonrefundable technology access fees to recognize such fees over the term of the related research collaboration agreement. The $4.8 million cumulative effect of a change in accounting principle was reported as a charge for the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the collaborative research and development agreements. For the year ended December 31, 2000, the impact of the change in accounting principle was to increase net loss by $3.2 million, or $0.07 per share, comprised of the $4.8 million cumulative effect of the change as described above ($0.10 per share), net of the $1.6 million ($0.03 per share) of the related deferred revenue that was recognized as revenue during the same 12-month period. For the year ended December 31, 2001, the impact of the change in accounting principle was to decrease net loss by $2.7 million, or $0.06 per share. The remainder $0.5 million of the related deferred revenue will be recognized in 2002.

Significant Concentrations

        For the year ended December 31, 2001, revenues from four collaborators accounted for 63%, 19%, 14% and 4% of total revenues, respectively. For the year ended December 31, 2000, revenues from five collaborators accounted for 58%, 21%, 16%, 4% and 1% of total revenues, respectively. For the year ended December 31, 1999, revenues from six collaborators accounted for 34%, 22%, 14%, 13%, 12% and 5% of total revenues, respectively.

Research and Development

        Research and development expenses, including direct and allocated expenses, consist of independent research and development costs and costs associated with collaborative research and development arrangements. In addition, the Company funds research and development at other companies and research institutions under agreements that are generally cancelable. All such costs are charged to operations as incurred.

Stock-Based Compensation

        The Company accounts for grants of stock options and common stock purchase rights according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("APB No. 25"). Pro forma net loss information, as required by Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), is included in Note 9. Options granted to consultants are accounted for using the Black-Scholes method prescribed by SFAS 123 in accordance with Emerging Issues Task Force Consensus No. 96-18. These options are expensed over their vesting terms. Any deferred stock compensation calculated according to APB No. 25 is amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting.

Impairment of Long Lived Assets

        In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2001, there have been no such losses.

Comprehensive Income

        As of January 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income, if material. As unrealized gains and losses on the Company's available-for-sale securities held at December 31, 1999 were not material, net loss approximates comprehensive loss for that year.

Net Loss Per Share

        Net loss per share is computed in accordance with FASB Statement No. 128, "Earnings Per Share," which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities. The Company's potentially dilutive securities were antidilutive and therefore were not included in the computation of weighted average shares used in computing diluted loss per share, for all periods presented.

        The following table sets forth the computation of weighted average shares used in computing basic and diluted net loss per share for the periods indicated:

	2001	2000	1999
Weighted average shares of common stock outstanding	49,277,495	47,284,531	9,931,112
Less: weighted average shares subject to repurchase	(226,156)	(439,157)	(480,178)

Weighted average shares used in computing basic and diluted net loss per share	49,051,339	46,845,374	9,450,934

        The Company's preferred stock converted into common stock upon the closing of the Company's initial public offering in December 1999. For information purposes, the following pro forma net loss per share data reflects the assumed conversion of the Company's preferred stock into common stock on the date of issuance:

1999
Pro forma (unaudited):
Shares used above	9,450,934
Pro forma adjustment to reflect weighted average effect of assumed conversion of preferred stock	25,377,838

Total weighted average shares of common stock outstanding pro forma	34,828,772

Basic and diluted pro forma net loss per share	$(0.73)

        During all periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Such outstanding securities consist of the following at December 31:

	2001	2000	1999
Outstanding options	5,928,721	5,328,375	4,244,191
Warrants	306,442	301,631	890,119

Total	6,235,163	5,630,006	5,134,310

Weighted average exercise price of options.	$16.14	$10.67	$2.80

Weighted average exercise price of warrants	$12.23	$11.98	$10.91

        The information above excludes options to purchase 30,263, 33,316 and 38,449 shares with exercise prices from $0.50 to $3.00 granted outside of the Company's stock option plans at December 31, 2001, 2000 and 1999, respectively.

Reclassification

        Certain amounts in the financial statements have been reclassified to conform to the current year's presentation. The reclassifications had no impact on previously reported net loss.

Recent Accounting Pronouncements

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," or SFAS 141, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. SFAS 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001, and provides new criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. SFAS 142 eliminates the amortization of goodwill and replaces it with an impairment-only model. Upon adoption, goodwill related to acquisitions completed before the date of adoption would be subject to the provisions of SFAS 141; amortization of any remaining book value of goodwill would cease and the new impairment-only approach would apply. The impairment-only approach does not apply to the treatment of intangible assets. The provisions of SFAS 141 and SFAS 142 are effective for fiscal years beginning after December 15, 2001. The amortization provisions of SFAS 142 applies to goodwill acquired after June 30, 2001, therefore, the Company did not amortize the goodwill resulting from the acquisition of Protherics PLC's CAMD business. The non-amortization of goodwill did not have any significant effect on the comparability of the consolidated financial statements.

        The FASB recently issued a final statement on asset impairment, Statement of Financial Accounting Standards No. 144, or SFAS 144, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001 (January 2002 for calendar year companies). The FASB's new rules on asset impairment supersede SFAS 121 and provide a single accounting model for long-lived assets to be disposed of. SFAS 144 distinguishes between assets held and used and assets to be disposed of. Under the new rules, assets to be disposed of are recorded at the lower of the assets' carrying amount or fair value, less cost to sell. Assets to be disposed of will be separately classified and depreciation will cease. None of these events has occurred with respect to the Company's long-lived assets.

3.    Acquisition

        On July 12, 2001, the Company acquired the computer-aided molecular design (CAMD) business of Protherics PLC, a U.K.-based company. The results of the CAMD business operations are included in the financial statements since that date. The company acquired the CAMD business to have access to a set of proprietary computational chemistry software and a team of experienced chemists and software designers to complement our high-throughput screening. The transaction was accounted for using the purchase method of accounting.

        The cost to acquire the CAMD business is set forth below and has been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. The fair value of the acquired assets and liabilities is based upon an independent valuation.

        The value of the shares of common stock issued was determined based on the average market price over the period of two days before and after the terms of the acquisition were agreed to and announced. The total consideration to acquire the CAMD unit is as follows (in thousands, except share amounts):

400,000 shares of Tularik common stock issued to Protherics Molecular Design Limited	$9,390
Transaction costs	394

$9,784

The purchase price allocation is as follows (in thousands):

Software	$6,126
Tangible assets acquired	918
Liabilities assumed	(360)
Goodwill	3,100

$9,784

        An independent valuation specialist performed an allocation of the total purchase price of $9.8 million to the individual assets acquired. The purchase price was allocated to the tangible and intangible assets. The software acquired will be amortized over three years. The goodwill will not be amortized, but will be subject to periodic impairment assessments as prescribed under SFAS 142, "Goodwill and other Intangible Assets" (see "Recent Accounting Pronouncements" in Note 2).

        The following pro forma data summarizes the results of operations for the periods indicated as if the CAMD business acquisition had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition, exclude the charge for amortization of goodwill in accordance with the Company's adoption of SFAS 142 and include the amortization of intangible assets acquired. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

	Year Ended December 31,
	2001	2000
	(In thousands, except per share amounts)
Revenue from collaborative research and development	$33,045	$26,487
Net loss	$(51,350)	$(49,218)
Net loss per share, basic and diluted	$(1.05)	$(1.05)

4.    Research and Development Collaborations

        The Company has entered into multi-year research and development collaborations in five of its research programs. Tularik received aggregate collaboration payments of $18.4 million, $49.2 million and $23.7 million and recognized collaboration revenue of $32.6 million, $25.5 million and $23.8 million in 2001, 2000 and 1999, respectively. Under the terms of existing collaborations at December 31, 2001, the Company's partners have agreed to provide future research funding of approximately $30.2 million through 2004 including $18.5 million subject to possible cancellation, as well as additional payments upon the achievement of specific research and development milestones. Annual research funding under these agreements ranges from $2.5 million to $9.2 million per agreement. All research payments are nonrefundable, and the Company performs research under these agreements on a "best efforts" basis. Costs incurred under research and development collaborations approximate revenues earned and are included in research and development expenses. In addition to providing the research funding summarized above, certain of the Company's collaborators have also purchased equity investments in Tularik. These equity purchases and other significant terms of current and prior collaborations are described below.

Active Collaborations at December 31, 2001

        On June 1, 2000, Tularik and the pharmaceutical division of Japan Tobacco entered into a collaborative agreement for the discovery, development and commercialization of products for the treatment of metabolic diseases. Under the terms of the agreement, Tularik has formed a wholly-owned subsidiary, Tularik Pharmaceutical Company, to conduct the research portion of the collaboration which is funded by Japan Tobacco. The research conducted by the subsidiary is independent from any research programs that previously existed at Tularik or the pharmaceutical division of Japan Tobacco. Expenses incurred in conjunction with the development and commercialization of any compound identified by the subsidiary will be shared equally by the parties. Tularik and the pharmaceutical division of Japan Tobacco will also share equally all profit and/or revenues from the commercialization of any compound identified by the subsidiary during the collaboration. Each party may elect to terminate its co-development obligations with respect to, and profit sharing interest in, a given collaboration product. In such case, the other party may continue to develop and commercialize such product at its expense, subject to an obligation to pay a royalty on sales of such product to the party that terminated its co-development of such product. To date, Japan Tobacco has made payments totaling $43.5 million to Tularik and has agreed to make additional research and other payments to Tularik of approximately $27.7 million through 2004. The pharmaceutical division of Japan Tobacco has the option to purchase the subsidiary at various times starting in 2003 at escalating prices.

        In September 1998, Tularik and the pharmaceutical division of Japan Tobacco established a five-year collaboration to discover, develop and market compounds that act by regulating genes implicated in lipid disorders. Under the terms of the collaboration, the pharmaceutical division of Japan Tobacco funded the majority of research expenses. Development and commercialization costs and profits will be shared equally by the partners. Tularik retains exclusive marketing and sales rights in the United States and Canada. The pharmaceutical division of Japan Tobacco retains exclusive marketing and sales rights in Japan and Korea. The pharmaceutical division of Japan Tobacco terminated the research portion of the collaboration in September 2001. The pharmaceutical division of Japan Tobacco and the Company will continue to share equally all pre-clinical and clinical development costs under the collaboration. The pharmaceutical division of Japan Tobacco had paid Tularik $17.0 million as of December 31, 2001.

        In July 1997, Tularik and Roche Bioscience established a five-year collaboration to discover, develop and market anti-inflammatory therapeutics. Under the collaboration, Roche Bioscience has exclusive, worldwide manufacturing and marketing rights to develop and commercialize identified compounds resulting from the research program for specified indications, subject to benchmark payments and royalty obligations to Tularik. Tularik has exclusive, worldwide manufacturing and marketing rights to develop and commercialize other compounds resulting from the research program for other specified indications, subject to royalty obligations to Roche Bioscience. Roche Bioscience is committed to pay Tularik up to $30.0 million in research payments, of which $27.5 million had been paid as of December 31, 2001.

Inactive Collaborations

        In November 1998, Tularik and Knoll established a five-year collaboration to discover, develop and market compounds that act on specified obesity-related targets. In connection with the closure of its Nottingham, U.K. research facility, Knoll terminated the collaboration, effective October 31, 2001. Knoll had paid Tularik $12.6 million as of December 31, 2001.

        In September 1996, the Company entered into a five-year collaboration with the pharmaceutical division of Japan Tobacco to discover, develop and market compounds in the fields of obesity and diabetes. Under a related stock purchase agreement, Japan Tobacco purchased 600,000 shares of the Company's Series F preferred stock for $10.00 per share, the fair market value of the Company's preferred stock at that date and on the same terms and conditions as other investors in the Company's Series F preferred stock financing. All shares of Series F preferred stock converted into shares of common stock upon the closing of the Company's initial public offering. In September 1998 and again in September 2000, Tularik and the pharmaceutical division of Japan Tobacco agreed to modify the structure of the original collaboration. The collaboration ended in September 2001. Tularik retains exclusive worldwide marketing and sales rights. Japan Tobacco had paid Tularik $15.5 million in research payments related to the obesity and diabetes collaboration as of December 31, 2001.

        In April 1995, Tularik established a five-year collaboration with Taisho focused on therapeutic modulation of the human immune function. In January 1998, Tularik and Taisho extended the collaboration for an additional year. This research collaboration ended in March 2000. Tularik has exclusive, worldwide, royalty-free rights to all products identified in the collaboration. Taisho had paid Tularik $15.0 million as of December 31, 2001.

        In January 1995, the Company entered into a five-year collaboration with Sumitomo to fund research and development in the field of hypercholesterolemia. This research collaboration ended in January 2000. Under a related stock purchase agreement, Sumitomo purchased 400,000 shares of the Company's Series E preferred stock in February 1995 for $7.50 per share, the fair value of the Company's preferred stock at that date. All shares of Series E preferred stock converted into shares of common stock upon the closing of the Company's initial public offering. Upon the selection of a specified lead compound for certain pre-clinical studies, Sumitomo has the right to enter into a separate license agreement granting Sumitomo exclusive rights to develop, manufacture and sell the compound in Japan and in certain other Asian countries, subject to royalty obligations to the Company. The collaboration agreement grants Tularik exclusive rights to develop, manufacture and sell these products in the rest of the world, without payment obligation to Sumitomo. The license to Tularik and the license to Sumitomo each continue following expiration of the research portion of the collaboration. Any of the specified compounds will revert to the Company if not licensed by Sumitomo within the specified period after the termination of the research collaboration. Sumitomo had paid Tularik $15.0 million in research payments as of December 31, 2001.

        In December 1993, Tularik established a collaboration with Merck to fund research and development in specified fields of human viral disease. Under a related stock purchase agreement, Merck purchased 400,000 shares of the Company's Series D preferred stock in January 1994 for $5.00 per share, the fair value of the preferred stock at that date. The Series D preferred stock converted into common stock upon the close of the Company's initial public offering. In December 1996, the companies amended the original agreement, extending its term to December 1999. In March 1999, utilizing early termination rights under the amended agreement, Merck terminated the collaboration. Merck had paid Tularik $18.4 million under this agreement as of December 31, 2001.

5.    Cash and Investments

        The following is a summary of cash and available-for-sale securities at December 31:

	2001	2000
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$19,241	$9,726
U.S. corporate debt securities	90,151	66,586

	$109,392	$76,312

Short-term investments:
U.S. equity securities	$4,660	$5,116
U.S. corporate debt securities	85,206	142,779
Foreign corporate debt securities	17,331	34,696

	$107,197	$182,591

Other investments:
U.S. corporate debt securities	$25,337	$20,000

        At December 31, 2001 and 2000, the average portfolio durations were approximately seven months on both dates.

December 31, 2001 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$19,241	$—	$—	$19,241
U.S. corporate debt securities maturing within 1 year	175,152	210	(5)	175,357
Foreign corporate debt securities maturing within 1 year	17,141	190	—	17,331
U.S. corporate debt securities maturing between 1 to 5 years	25,238	135	(36)	25,337
U.S. equity security	5,279	—	(619)	4,660

Total available-for-sale	$242,051	$535	$(660)	$241,926

        Venture-stage equity investments in technology partners are included in other assets with aggregate amortized costs of $2.0 million. The unrealized loss on our U.S. equity security is judged to be temporary at December 31, 2001.

6.    Property and Equipment

        Property and equipment consisted of the following at December 31:

	2001	2000
	(In thousands)
Laboratory and office equipment	$38,420	$27,123
Software	8,049	1,244
Leasehold improvements	13,314	9,719

	59,783	38,086
Less accumulated depreciation and amortization	(25,772)	(17,584)

Property and equipment, net	$34,011	$20,502

        At December 31, 2001 and 2000, equipment under capital leases was approximately $11.5 million and $8.2 million, respectively, with accumulated amortization of approximately $3.0 million and $4.9 million, respectively.

7.    License Agreement

        Effective September 24, 1999, Tularik executed a license agreement with Eli Lilly under which it obtained an exclusive, worldwide, royalty-bearing license to make, use and sell pharmaceutical products containing a compound that Tularik refers to as T64 and is also known as lometrexol. In connection with this agreement, Tularik paid $3.0 million to Eli Lilly as an initial license fee and agreed to make specific milestone and royalty payments upon successful commercialization of T64. Under the agreement, Eli Lilly granted the Company a license to its proprietary technology relating to T64 and also a sublicense under an exclusive license granted to Eli Lilly by Princeton University relating to T64. Eli Lilly has specified obligations under the agreement to maintain the license from Princeton University. Eli Lilly has the right to match the material terms of any offer made by a third party to Tularik for commercialization rights relating to T64 products. Tularik may terminate the agreement with Eli Lilly upon written notice. Eli Lilly may terminate the Company's license in specified major countries if the Company fails to use reasonable diligence to develop T64 products in those countries and may terminate the agreement if the Company fails to use appropriate diligence to develop T64 products in a predetermined number of major countries. If Eli Lilly terminates the agreement, Eli Lilly will obtain a nonexclusive, royalty-bearing, worldwide license to the Company's technical improvements to T64.

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

8.    Long-Term Debt and Leases

        At December 31, 2001, the Company's aggregate commitments under non-cancelable lease arrangements are as follows:

	Capital Leases	Operating Leases	Build-to-Suit Lease	Operating Sublease Income
	(In thousands)
2002	$3,225	$6,488	$—	$(1,363)
2003	3,029	6,182	8,666	(16)
2004	2,035	8,089	11,892	—
2005	1,555	7,761	14,605	—
2006	808	7,687	16,396	—
Thereafter	—	35,597	258,527	—

Total minimum payment required	10,652	$71,804	$310,086	$(1,379)

Less amount representing interest	(1,430)

Present value of future payments	9,222
Less current portion	(2,788)

	$6,434

        Maturities of long-term debt were as follows (in thousands):

Year Ending December 31,
2002	$3,897
2003	3,466
2004	901

$8,264

        Equipment and leasehold improvements financed under these arrangements are included in property and equipment and related amortization is included in depreciation expense. Interest rates on long-term debt range from 8.1% to 10.2%. In 1998, the Company entered into sale and leaseback agreements covering certain laboratory equipment. No gain or loss was recognized on these transactions.

        In December 2000, the Company entered into a capital lease agreement that provided for up to $7.2 million of equipment financing through November 2001 and carried interest of approximately 8.7%. Eligible equipment included computer, laboratory and office equipment. Upon termination of the lease agreement, the Company is required to renew the lease or purchase the leased equipment at the then existing fair market value. The Company has also the option to buy-out the equipment at set prices six months before termination of the lease. In July 2001, the Company assumed approximately $0.4 million of capital lease liabilities as a result of the acquisition of the CAMD business from Protherics. The leases carried rates ranging from 7.4% to 14.2% and expire between January 2002 and January 2004.

        In May 2001, Cumbre entered into a lease agreement and has committed to make $1.2 million in minimum aggregate payments over a 7-year period. Tualrik will be guarantor of this lease until Cumbre achieves a net worth of $100 million. In December 2001, Tularik entered into a build-to-suit lease agreement for three buildings in South San Francisco totaling approximately 280,000 square feet. The facilities will become available in May 2003 through November 2005. The Company is committed to make $310.1 million in minimum aggregate rental payments over a 17-year period.

        The Company has purchased $2.0 million of corporate debt securities to secure one of the long-term debt facilities. Accordingly, the Company has classified these investments as a restricted investment in the accompanying balance sheet.

        Rent expense, principally for leased facilities under long-term operating lease commitments, was $7.8 million, $4.6 million and $4.4 million for 2001, 2000 and 1999, respectively. The Company received $2,000,000, $786,000 and $666,000 in sublease income in 2001, 2000 and 1999, respectively.

9.    Stockholders' Equity

Preferred Stock

        Concurrent with the closing of the Company's initial public offering in December 1999, all outstanding shares of preferred stock converted into 26,953,539 shares of common stock of the Company.

Common Stock

        Warrants. A summary of warrants to purchase common stock at December 31, 2001 is as follows:

Description	Number of Warrants	Exercise Price	Terms in Years	Expiration
Related to the issuance of Series F preferred stock	109,600	$10.00	10	2006
Acquisition of Amplicon	190,842	$13.00	7	2007
Consulting services	3,000	$30.00	2	2003
Consulting services	3,000	$27.13	1	2002

	306,442

        Stock Awards.    During 1997, the Company's Board of Directors terminated the 1991 Stock Plan ("1991 Plan") and adopted the 1997 Equity Incentive Plan and the 1997 Non-Employee Directors' Plan ("1997 Plans"). Termination of the 1991 Plan had no effect on options outstanding under that plan. The 1997 Plans provide for stock options and stock purchase rights to be granted to employees, directors and consultants. Under the 1997 Equity Incentive Plan, shares available for grant are increased by three and one-half percent of the total number of shares outstanding at the end of each year from 1997 to 2002 up to a maximum of 2,000,000 shares per year. Options granted under the 1997 Equity Incentive Plan may be incentive stock options or nonstatutory stock options. Exercise prices are determined by the Board of Directors and may not be less than 100% of the fair value of the Company's common stock (not less than 85% of fair value for nonstatutory stock options granted under the 1997 Equity Incentive Plan) on the date of grant. Options and purchase rights are exercisable upon grant, subject to repurchase by the Company until vested, and generally vest over four years. Options that were granted after June 2001 are exercisable only upon vesting. All options expire no more than ten years from the date of grant.

        The Company has elected to follow APB No. 25 and related Interpretations in accounting for its stock options and stock purchase rights because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options and rights.

        During the years ended December 31, 1999 and 1998, in connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation of $6.6 million and $0.7 million, respectively, representing the difference between the exercise price and the deemed fair value of the Company's common stock on the date these stock options were granted. During the years ended December 31, 2001 and 2000, deferred stock compensation was reduced by $0.2 million and $0.7 million, respectively, as a result of the cancellation of certain options granted during the years ended December 31, 1999 and 1998. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense on a graded vesting method. During the years ended December 31, 2001, 2000 and 1999, the Company recorded amortization of deferred stock compensation expense of approximately $1.1 million, $2.2 million and $2.7 million, respectively. At December 31, 2001, the Company had a total of approximately $0.4 million remaining to be amortized over the corresponding vesting period of each respective option, generally four years. During the year ended December 31, 2000, the Company recorded compensation expense of approximately $5.4 million in connection with the acceleration of vesting of certain stock options and restricted stock.

        Pro forma net loss and net loss per share information is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options and rights granted subsequent to December 31, 1994 under the fair market value method of that statement. For employee stock options granted prior to the Company's initial public offering in December 1999, the fair value for these options and the related purchase rights was estimated at the date of grant using the minimum value method. For employee stock options granted subsequent to the Company's initial public offering, the value was estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used for 2001, 2000 and 1999, respectively: risk free interest rates of 4.9%, 6.1% and 6.0%; volatility factors of the expected market price of the Company's common stock of 0.64 in 2001 and 0.72 in 2000 and 1999; no dividend yield; and a weighted average expected life of the options of 6.3 years in 2001 and 5 years in 2000 and 1999. Pro forma information follows for the years ended December 31:

	2001	2000	1999
	(In thousands)
Net loss:
As reported	$(48,569)	$(43,257)	$(25,538)
Pro forma	$(62,736)	$(48,807)	$(27,571)
Net loss per share (basic and diluted):
As reported	$(0.99)	$(0.92)	$(2.70)
Pro forma	$(1.28)	$(1.04)	$(2.92)

        A summary of the Company's stock option activity under the 1991 Plan and 1997 Plans and related information follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 1999	5,333,347	$1.99
Granted	1,712,750	4.27
Exercised	(2,229,920)	1.99
Forfeited	(571,986)	2.91

Options outstanding at December 31, 1999	4,244,191	2.80
Granted	1,750,300	26.83
Exercised	(545,173)	1.86
Forfeited	(120,943)	8.34

Options outstanding at December 31, 2000	5,328,375	10.67
Granted	1,991,035	22.86
Exercised	(1,177,761)	2.03
Forfeited	(212,928)	20.23

Options outstanding at December 31, 2001	5,928,721	$16.14

An analysis of options outstanding at December 31, 2001, is as follows:

	Options Outstanding
				Options Vested
		Weighted Average Remaining Contractual Life
Exercise Price	Number of Options Outstanding		Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price
$0.03	97,500	0.33	$0.03	97,500	$0.03
$0.40—$0.75	251,700	3.87	0.62	251,700	0.62
$2.50—$3.00	1,858,481	6.68	3.00	1,372,276	3.00
$9.90—$23.13	2,595,657	8.93	21.96	477,260	21.54
$25.38—$58.25	1,125,383	9.05	29.28	218,554	33.64

$0.03—$58.25	5,928,721	7.89	$16.14	2,417,290	$9.06

        The information above excludes options to purchase 30,263 shares of common stock with exercise prices from $0.50 to $3.00 granted outside of the Company's 1991 Plan and 1997 Plans. The weighted average fair value of options granted during 2001, 2000 and 1999 was $14.90, $17.00 and $5.22, respectively.

        Stock Subject to Repurchase.    As of December 31, 2001 and 2000, the Company had approximately 143,787 and 271,343 shares of common stock outstanding, respectively, which were subject to the Company's lapsing right of repurchase in the event the holder's association with the Company terminates. These shares are the result of the exercise of unvested stock options by employees. The shares that relate to the exercise of unvested stock options will vest over the four-year vesting period of the underlying exercised stock options.

        1999 Employee Stock Purchase Plan.    In November 1999, the Company adopted its 1999 Employee Stock Purchase Plan (the "Purchase Plan"), authorizing the issuance of shares of common stock through purchase rights granted to employees or to employees of affiliates, if any. The Purchase Plan authorizes the issuance of a total of 500,000 shares of common stock. This reserve amount will be increased each January 1 beginning January 1, 2001 by the lesser of 500,000 shares of common stock or 1% of the number of shares of common stock outstanding on that date. However, the Company's Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. As of December 31, 2001, 250,084 shares of common stock had been issued under the Purchase Plan.

        Reserved Shares.    Shares of common stock reserved for future issuance were as follows at December 31:

	2001	2000
Warrants:
Warrants outstanding	306,442	301,631
Reserved for future issuance	949	1,260
Stock plans:
Options issued from the Plans	5,928,721	5,328,375
Options issued outside of the Plans	30,263	33,316
Reserved for future grants	509,429	2,303,426
Purchase Plan	731,360	417,942

	7,507,164	8,385,950

10.    Related Party Transactions

        At December 31, 2001 and 2000, the Company had $2.2 million and $1.8 million, respectively, in notes receivable from certain employees. The loans were made in connection with relocation and housing expenses. The loans bear interest rates that range from 3.97% to 6.8%, and certain of the loans provide for partial forgiveness based on continued employment. The loans are full-recourse, and amounts forgiven have been recorded as compensation expense. These amounts exclude loans made in connection with stock option exercises that have been recorded in stockholders' equity in the accompanying financial statements.

        During the year ended December 31, 2001, one member of Tularik's board of directors and one executive officer of Tularik were on the board of directors of Cumbre, and three Tularik executive officers were also executive officers of Cumbre. As a result of Tularik's majority voting control in Cumbre, Cumbre's statement of operations for the year ended December 31, 2001 was fully consolidated with Tularik's statement of operations for the same period. In the year ended December 31, 2001, no revenue was recognized by Tularik or Cumbre as a result of inter-company research collaborations. None of the consolidated losses of Cumbre have been allocated to the minority stockholders based upon such stockholders' liquidation preferences.

        In May 2001, Cumbre leased approximately 23,000 square feet of research and office space. The lease expires in 2007 but could be extended by exercising two five-year renewal options. Tularik will be the guarantor of this lease until Cumbre achieves a net worth of $100 million.

        In 2001, two employees of Tularik transferred to Cumbre, which resulted in the cancellations of their stock options in Tularik and the issuance of stock options in Cumbre. Had the exercise price to stock fair value ratio of the Cumbre options been more favorable to the employees than the exercise price to fair value ratio of the Tularik options at the time of cancellation and grant, a compensation charge would have been recognized. During the year ended December 31, 2001, Cumbre issued loans to certain of its employees in connection with stock option exercises that have been recorded in stockholders' equity in the accompanying financial statements.

        One executive officer of Tularik is on the board of directors of a company in which Tularik made a $400,000 equity investment and to which Tularik made aggregate payments of $750,000 in a research collaboration. One executive officer of Tularik is on the board of directors of another company in which Tularik made a $999,999 equity investment.

11.    Employee Savings Plan

        The Company has an employee savings plan, which permits substantially all employees to participate and to make contributions by salary reductions as provided in section 401(k) of the Internal Revenue Code of 1986, as amended. All Tularik employees are eligible to participate in the Plan as of their first pay period. Employees may authorize pre-tax payroll deduction contributions up to 20% of their gross salary, subject to limitations. In 2000, the Company matched employee contributions with the Company's shares of common stock at a rate of 50% to a maximum of $1,000 per employee. The Company's contribution is 100% vested at the end of an employee's first year of employment. Under this plan, the Company contributed 13,703, 6,921 and 39,931 shares of common stock to employee savings accounts and recognized compensation expense of $288,000, $214,000 and $309,000 in 2001, 2000 and 1999, respectively.

12.    Income Taxes

        As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $129.0 million and $15.0 million, respectively, which expire in the years 2002 through 2021. The Company also had federal and state research and other tax credit carryforwards of approximately $3.0 million and $2.8 million, respectively, which expire in the years 2007 through 2021 for federal purposes and carryforward for state purposes.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows at December 31:

	2001	2000
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$45,000	$32,500
Research and other credits	5,000	4,100
Capitalized research expenses	4,300	3,300
Other	7,800	1,400

Total deferred tax assets	62,100	41,300
Deferred tax liabilities:
Unrealized gain on investments	—	(3,600)

Total deferred tax liabilities		(3,600)
Valuation allowance	(62,100)	(37,700)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $24.4 million and $8.1 million during the years ended December 31, 2001 and 2000, respectively.

        Deferred tax assets related to carryforwards at December 31, 2001 include approximately $3.0 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders' equity.

        Use of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

13.    Subsequent Event

        On January 9, 2002, the Company entered into a collaboration with Medarex, Inc. ("Medarex") for the development of therapeutic antibodies for the treatment of a variety of cancers based on targets discovered by the Company. Medarex made a $5.0 million investment in Tularik by buying 100,036 shares of the Company's common stock at $49.98 per share, which represents a 100% premium over and above an average market price per share. The Company and Medarex will share equally clinical development costs and commercialization rights.

14.    Selected Quarterly Financial Data (Unaudited)

        (In thousands, except per share amounts)

	Three Months Ended December 31,		Three Months Ended September 30,		Three Months Ended June 30,		Three Months Ended March 31,
	2001	2000	2001	2000	2001	2000	2001	2000
Revenue from collaborative research and development	$8,747	$6,843	$8,529	$7,144	$8,315	$5,824	$7,041	$5,676
Loss before the cumulative effect of a change in accounting principle	$(13,232)	$(9,360)	$(14,229)	$(6,752)	$(11,936)	$(7,618)	$(9,172)	$(14,727	)(1)
Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$—	$—	$—	$(4,800)
Net loss	$(13,232)	$(9,360)	$(14,229)	$(6,752)	$(11,936)	$(7,618)	$(9,172)	$(19,527)
Net loss per share before the cumulative effect of a change in accounting principle, basic and diluted	$(0.27)	$(0.20)	$(0.29)	$(0.14)	$(0.25)	$(0.16)	$(0.19)	$(0.33)
Net loss per share from the cumulative effect of a change in accounting principle, basic and diluted	$—	$—	$—	$—	$—	$—	$—	$(0.11)
Net loss per share, basic and diluted	$(0.27)	$(0.20)	$(0.29)	$(0.14)	$(0.25)	$(0.16)	$(0.19)	$(0.44)

(1)
Includes $5.4 million in non-cash expense in connection with the acceleration of vesting of certain stock options and restricted stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Certain information required by this item will be contained in our definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission before April 30, 2002, under the captions "Election of Directors—Nominees" and "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance," and is hereby incorporated by reference.

Executive Officers and Directors

        The following table sets forth the names, ages and positions of our executive officers and directors as of December 31, 2001:

Name	Age	Position
David V. Goeddel, Ph.D.	50	Chief Executive Officer and Director
Andrew J. Perlman, M.D., Ph.D.	54	Executive Vice President
William J. Rieflin	41	Executive Vice President, Administration, General Counsel and Secretary
Terry J. Rosen, Ph.D.	42	Executive Vice President, Operations
James Huang	36	Vice President, Business Development and Commercial Operations
Michael Levy, M.D.	40	Vice President, Development and Chief Medical Officer
Corinne H. Lyle	41	Vice President, Chief Financial Officer
Pieter B.M.W.M. Timmermans, Ph.D.	52	Vice President, Pharmacology and Pre-clinical Development
A. Grant Heidrich, III	49	Chairman of the Board of Directors
Craig A. P. D. Saxton, M.D.	59	Director
Paul A. Marks, M.D.	75	Director
Edward R. McCracken	58	Director
Steven L. McKnight, Ph.D.	52	Director

        David V. Goeddel, Ph.D. co-founded Tularik in November 1991 and has served as a member of the Board since the Company's inception and as Chief Executive Officer since April 1996. From March 1996 to December 1997, Dr. Goeddel served as President of the Company, and from January 1993 to March 1996, Dr. Goeddel served as Vice President, Research of the Company. Dr. Goeddel was the first scientist hired by Genentech, Inc., a biotechnology company, and from 1978 to 1993 served in various positions, including Genentech Fellow, Staff Scientist and Director of Molecular Biology. Dr. Goeddel's pioneering work in the field of gene cloning and expression of human proteins has been the basis for five significant marketed therapeutics developed by Genentech, including human insulin, human growth hormone, interferon-alpha, interferon-gamma and tissue plasminogen activator. Based on his contributions in gene cloning and expression of human proteins, Dr. Goeddel was elected to the National Academy of Sciences and the American Academy of Arts and Sciences. Since 1998, Dr. Goeddel has served on the board of directors of Pharma Vision AG, a stockholder of the Company. Dr. Goeddel holds a Ph.D. in Biochemistry from the University of Colorado and has performed postdoctoral research at Stanford Research Institute.

        Andrew J. Perlman, M.D., Ph.D. has served as our Executive Vice President since September 1999. From November 1997 to September 1999, Dr. Perlman served as our Vice President, Medical Research and Corporate Development. From January 1993 to November 1997, Dr. Perlman served as our Vice

President of Medical Research. Prior to joining Tularik, Dr. Perlman held senior clinical research positions at Genentech, Inc., a biotechnology company. Previously, Dr. Perlman served as a faculty member in the Department of Medicine at Stanford University. Dr. Perlman is a director of SangStat Medical Corporation, a biotechnology company. Dr. Perlman holds an M.D. degree and a Ph.D. degree in Physiology from New York University. Dr. Perlman serves on the Board of Directors of Cumbre. In February 2002, Dr. Perlman resigned his position with the Company.

        William J. Rieflin has served as our Executive Vice President, Administration, General Counsel and Secretary since January 2001. Prior to that time, he served as our Vice President, General Counsel and Secretary since August 1996. From May 1992 to July 1996, Mr. Rieflin worked at AMSCO International, Inc., a medical device company, serving in various positions, including Vice President-Human Resources, General Counsel and Secretary. Previously, Mr. Rieflin was an associate at the law firm of Sidley & Austin. Mr. Rieflin holds a J.D. from Stanford Law School and an M.B.A. from the University of Chicago Graduate School of Business. Mr. Rieflin serves on the Board of Directors of Cumbre.

        Terry J. Rosen, Ph.D. has served as our Executive Vice President, Operations since January 2001. Immediately prior to that time, he served as our Vice President, Research Operations since October 1996. From June 1996 to October 1996, Dr. Rosen served as our Vice President, Medicinal Chemistry and from October 1993 to June 1996, as our Director, Medicinal Chemistry. Prior to joining Tularik, Dr. Rosen worked at Pfizer Inc, a pharmaceutical company, and Abbott Laboratories, a pharmaceutical company. Dr. Rosen holds a Ph.D. in Organic Chemistry from the University of California, Berkeley.

        James Z. Huang has served as our Vice President, Business Development and Commercial Operations since June 2000. Mr. Huang joined Tularik from SmithKline Beecham PLC, a pharmaceutical company, where he was Product Director, Avandia® and Diabetes and led the launch and marketing effort for Avandia®, a blockbuster diabetes drug. Mr. Huang also held positions at SmithKline Beecham PLC in new product development and worldwide business development. Prior to joining SmithKline Beecham PLC in June 1995, Mr. Huang rose through the strategic product planning, managed care and sales and marketing organizations of Bristol-Myers Squibb, a pharmaceutical company, where he worked from July 1992 to June 1995. Mr. Huang also previously held positions at ALZA Corporation, a pharmaceutical company. Mr. Huang holds an M.B.A. from the Stanford Graduate School of Business.

        Michael D. Levy, M.D. has served as our Vice President, Development and Chief Medical Officer since January 2001. Dr. Levy joined Tularik from Glaxo Wellcome Inc., a pharmaceutical company, where he was Senior Vice President, Research & Development and Chief Medical Officer, responsible for the R&D facility in Toronto, Canada. Dr. Levy joined Glaxo Wellcome in 1988. Dr. Levy received his M.A. and medical licensure degrees from Cambridge University, U.K. He undertook postgraduate training at Cambridge University and The Mayo Clinic. He is a Fellow and Member of the Faculty of Pharmaceutical Medicine of the Royal College of Physicians (U.K.).

        Corinne H. Lyle has served as our Vice President, Chief Financial Officer since October 1998. From April 1996 to August 1998, Ms. Lyle was an investment banker at Warburg Dillon Read LLC, an investment banking company. Previously, Ms. Lyle was with the investment banking companies of PaineWebber Incorporated and Kidder Peabody & Co. Incorporated as an investment banker. Ms. Lyle holds an M.B.A. from Harvard Business School.

        Pieter B.M.W.M. Timmermans, Ph.D. has served as our Vice President, Pharmacology and Pre-clinical Development since January 1997. From June 1984 to December 1996, Dr. Timmermans worked at the DuPont Merck Pharmaceutical Company, and its predecessor, E.I. DuPont de Nemours & Company, serving in various positions including Vice President of Drug Discovery and Senior Vice President of Research. While at DuPont, Dr. Timmermans led the team that discovered the nonpeptide angiotensin II receptor antagonist, Cozaar, which is currently marketed by Merck. Dr. Timmermans holds a Ph.D. in Pharmacology from the University of Amsterdam.

        A. Grant Heidrich, III has served as a member of the Board since November 1991 and as Chairman since February 2000. Mr. Heidrich joined Mayfield Fund, a venture capital fund, in 1982 and is currently a general partner of Mayfield Fund. Mr. Heidrich is a member of the board of directors of Millennium Pharmaceuticals, Inc. Mr. Heidrich holds an M.B.A. from Columbia University Graduate School of Business.

        Edward R. McCracken has served as a member of the Board since August 1993. From 1984 to 1998, Mr. McCracken served as Chief Executive Officer of Silicon Graphics, Inc., a computer products and services company. Prior to joining Silicon Graphics, Mr. McCracken spent 16 years with Hewlett-Packard Company, a computer company, where he worked in a variety of senior management positions. Mr. McCracken serves as chairman of The PRASAD Project, a charitable foundation, and serves on the board of National Semiconductor Corporation. Mr. McCracken holds an M.B.A. from Stanford University.

        Steven L. McKnight, Ph.D. co-founded Tularik in November 1991 and has served as a member of the Board since the Company's inception. From September 1992 to September 1995, Dr. McKnight served as Director, Biology of the Company. Dr. McKnight has been a part-time employee of, or a consultant to, the Company since January 1996. He is currently Professor and Chairman of the Department of Biochemistry at the University of Texas Southwestern Medical Center, where he has served since 1995. Previously, Dr. McKnight was an investigator at the Howard Hughes Medical Institute at the Carnegie Institution of Washington. Dr. McKnight is recognized as one of the world leaders in gene regulation based in part on his discovery of leucine zipper proteins. Dr. McKnight is a member of the National Academy of Sciences and the American Association of Arts and Sciences. Dr. McKnight serves on the Board of Directors of Cumbre.

        Paul A. Marks, M.D. has served as a member of our Board of Directors since December 1993 and has decided to resign from his position as a director effective as of the date of our 2002 Annual Meeting of Stockholders. He is currently President Emeritus and Member, Memorial Sloan-Kettering Cancer Center. From July 1980 to December 1999, Dr. Marks was the President and Chief Executive Officer of Memorial Sloan-Kettering Cancer Center, a member of the Sloan-Kettering Institute for Cancer Research, and Attending Physician of Memorial Hospital for Cancer and Allied Diseases. Previously, Dr. Marks was Vice President for Health Sciences and Director of the Cancer Center at Columbia University Medical Center. Dr. Marks is a member of the National Academy of Sciences and the Institute of Medicine, and is a Fellow of the American Academy of Arts and Sciences. Dr. Marks serves as a director of several Dreyfus Funds and is Director-Emeritus of Pfizer Inc. He received his M.D. from the College of Physicians and Surgeons, Columbia University in 1949.

        Craig A. P. D. Saxton, M.D. has served as a member of the Board since September 2001. From 1976 to 2001, Dr. Saxton served in a variety of positions with Pfizer Inc, a pharmaceutical company, most recently as Executive Vice President, Central Research and Vice President of Pfizer Inc. Dr. Saxton joined the Central Research Division of Pfizer in Sandwich, U.K. as a Medical Advisor in 1976. After several positions of increasing responsibility within the Clinical Research Division at Sandwich, he relocated to New York, where he was appointed Senior Associate Medical Director of International Pharmaceuticals in 1981. He was named Vice President, Medical Director of the International Division in 1982. In 1988, Dr. Saxton moved to the Central Research Division in Groton, where he was appointed Senior Vice President of Clinical Research and Development, becoming Executive Vice President of the division in 1993. Dr. Saxton serves as a director of Neurogen Corporation. Dr. Saxton earned his M.D. in 1965 from Leed's University.

        Our executive officers are appointed by our Board of Directors and serve until their successors are elected or appointed. There are no family relationships among any of our directors or executive officers. No director has a contractual right to serve as a member of our Board of Directors.

Item 11. Executive Compensation

        The information required by this item will be contained in our definitive Proxy Statement with respect our 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission before April 30, 2002, under the caption "Executive Compensation," and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item will be contained in our definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission before April 30, 2002, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this item will be contained in our definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission before April 30, 2002, under the caption "Certain Transactions," and is hereby incorporated by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this annual report on Form 10-K:
	1.	Financial Statements—See Index to Consolidated Financial Statements in Item 8 of this annual report on Form 10-K.
	2.	Financial Statement Schedules—None.
	3.	Exhibits.
3.1		Amended and Restated Certificate of Incorporation of Registrant.	(1)
3.2		Amended and Restated Bylaws of Registrant.	(2)
4.1		Specimen Common Stock Certificate.	(3)
4.2		Amended and Restated Registration Rights Agreement, dated August 15, 1999, between Registrant and holders of Registrant's Series A, Series B, Series C, Series D, Series E, Series F and Series G preferred stock and holders of warrants to purchase Registrant's common stock or Series H preferred stock.	(3)
4.3		Reserved.
10.1		Form of Indemnity Agreement.	(3)(4)
10.2		1991 Stock Plan and related documents.	(3)(4)
10.3		1997 Equity Incentive Plan and related documents.	(3)(4)
10.4		1997 Non-Employee Directors' Stock Option Plan and related documents.	(3)(4)
10.5		1999 Employee Stock Purchase Plan.	(3)(4)
10.6		Collaboration Agreement between Registrant and Sumitomo Pharmaceuticals Co., Ltd., dated January 31, 1995, as amended March 13, 1997.	(3)(5)
10.7		Reserved.
10.8		Amended and Restated Collaboration and License Agreement between Registrant and Merck & Co., Inc., dated December 22, 1996.	(3)(5)
10.9		Research Collaboration and License Agreement between Registrant and the Roche Bioscience division of Syntex (U.S.A.) Inc., dated July 8, 1997, as amended on December 19, 1997.	(3)(5)
10.10		Research Agreement between Registrant and Cold Spring Harbor Laboratory, dated October 3, 1997.	(3)(5)
10.11		License Agreement between Registrant and Cold Spring Harbor Laboratory, dated October 3, 1997.	(3)(5)
10.12		Collaboration Agreement between Registrant and Knoll AG, dated November 1, 1998.	(3)(5)
10.13		Preliminary Research, Development and Marketing Agreement between Registrant and Japan Tobacco Inc., dated September 8, 1998.	(3)(5)
10.14		Preliminary Research, Development and Marketing Agreement between Registrant and Japan Tobacco Inc., dated September 20, 1998.	(3)(5)
10.15		Screening Agreement between Registrant and Japan Tobacco Inc., dated August 23, 1999.	(3)(5)

10.16	Licensing Agreement between Registrant and Eli Lilly and Company, dated September 24, 1999.	(3)(5)
10.17	Stock Purchase Agreement between Registrant and the 1987 Swanson Family Trust, dated June 20, 1996, as amended August 17, 1996.	(3)
10.18	Sublease between Registrant and AGY Therapeutics, Inc., dated January 25, 1999.	(3)
10.19	Sublease between Registrant and Coulter Pharmaceuticals, Inc., dated May 1, 1999.	(3)
10.20	Sublease between Registrant and IGEN International, Inc., dated August 20, 1999.	(3)
10.21	Lease Agreement between Leonard Racanelli and The Rosa Racanelli 1998 Trust, dated July 23, 1998.	(3)
10.22	Sublease between Registrant and GeneSoft Inc., dated November 16, 1998.	(3)
10.23	Lease Agreement between Registrant and Brittania Developments, Inc., dated April 20, 1995.	(3)
10.24	Lease Agreement between Registrant and Brittania Developments, Inc., dated February 10, 1998.	(3)
10.25	Agreement and General Release between Registrant and John P. McLaughlin, dated September 30, 1999.	(3)
10.26	Amplicon Corp. Stock Option Plan.	(6)
10.27	Reserved.
10.28	Collaboration Agreement between Registrant and Japan Tobacco dated June 1, 2000.	(5)(7)
10.29	License Agreement between Registrant and Japan Tobacco dated June 1, 2000.	(5)(7)
10.30	Option Agreement between Registrant and Japan Tobacco dated June 1, 2000.	(5)(7)
10.31	Industrial Lease Agreement between Grand/Roebling Investment Company and Shaman Pharmaceuticals, Inc. dated January 1, 1993, as amended on April 29, 1994.	(8)
10.32	Assignment of Lease between Shaman Pharmaceuticals, Inc. and Tularik Inc., dated March 27, 2001.	(8)
10.33	Third Amendment to Lease between Grand/Roebling Investment Company and Tularik Inc., dated March 27, 2001.	(8)
10.34	Amendment No. 1, dated August 15, 2000, to Collaboration Agreement between Registrant and Knoll AG dated November 1, 1998.	(9)
10.35	Amendment No. 1, dated January 1, 2001, to Collaboration Agreement between Registrant and Japan Tobacco dated June 1, 2000.	(9)
10.36	Amendment No. 2, dated August 31, 2000, to Research Collaboration and License Agreement between Registrant and Syntex (U.S.A.) LLC dated July 8, 1997.	(9)
10.37	Amendment No. 1, effective December 12, 1999 to the Registrant's 1997 Equity Incentive Plan.	(9)
10.38	Amendment No. 1, dated January 10, 2001, to Licensing Agreement between Registrant and Eli Lilly and Company dated September 30, 1999.	(9)
10.39	Amendment No. 2, dated May 31, 2001, to Collaboration Agreement between Registrant and Japan Tobacco dated June 1, 2000.	(5)(9)
10.40	Build-to-Suit Lease Agreement between Registrant and Slough BTC, LLC dated December 20, 2001.	(10)
21.1	List of Subsidiaries.	(10)

23.1	Consent of Ernst & Young LLP, Independent Auditors.	(10)
24.1	Power of Attorney (included on signature pages hereto).	(10)

(1)
Filed as an exhibit to our Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(2)
Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.

(3)
Filed as an exhibit to our Registration Statement on Form S-1 No. 333-89177, and incorporated herein by reference.

(4)
Management contract or compensatory plan or arrangement.

(5)
Confidential treatment has been granted as to specific portions.

(6)
Filed as an exhibit to our Registration Statement on Form S-8 No. 333-95605, and incorporated herein by reference.

(7)
Filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(8)
Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.

(9)
Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(10)
Filed herewith.

(b)
We did not file any reports on Form 8-K during the fourth quarter of 2001.

(c)
Exhibits

          See Item 14(a) above.

  (d)
  Financial Statement Schedule

          See Item 14(a) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2002.

TULARIK INC.
BY:	/s/ DAVID V. GOEDDEL David V. Goeddel Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that the persons whose signatures appear below each severally constitutes and appoints David V. Goeddel and Corinne H. Lyle, and each of them, as true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do, or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID V. GOEDDEL David V. Goeddel	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2002
/s/ CORINNE H. LYLE Corinne H. Lyle	Chief Financial Officer (Principal Finance and Accounting Officer)	March 15, 2002
/s/ A. GRANT HEIDRICH, III A. Grant Heidrich, III	Director	March 15, 2002
/s/ PAUL A. MARKS Paul A. Marks	Director	March 15, 2002

/s/ EDWARD R. MCCRACKEN Edward R. McCracken	Director	March 15, 2002
/s/ STEVEN L. MCKNIGHT Steven L. McKnight	Director	March 15, 2002
/s/ CRAIG A.P.D. SAXTON Craig A.P.D. Saxton	Director	March 15, 2002

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  RISK FACTORS
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
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
  Item 8. Financial Statements and Supplementary Data
TULARIK INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Auditors
TULARIK INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
TULARIK INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
TULARIK INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
TULARIK INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY