Form 10-Q
period 2002-03-31
TULARIK INC
filed 2002-05-15
CIK 889057

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(650) 825-7000

(Registrant’s telephone number including area code)

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of April 30, 2002, 50,452,221 shares of the Registrant’s common stock were outstanding.

TULARIK INC.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

TULARIK INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2002	2001 (1)
ASSETS
Current assets:
Cash and cash equivalents	$89,784	$109,392
Short-term investments	109,487	107,197
Prepaid expenses and other current assets	6,858	6,832
Total current assets	206,129	223,421

Property and equipment, net	34,118	34,011
Other investments	18,017	25,337
Restricted cash	4,279	2,008
Other assets	5,398	5,405
Goodwill	3,100	3,100
Total assets	$271,041	$293,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,781	$4,855
Accrued compensation and related liabilities	2,588	3,039
Accrued liabilities	6,225	5,388
Current portion of long-term debt and capital lease obligations	6,556	6,685
Deferred revenue	12,113	14,211
Total current liabilities	30,263	34,178

Long-term debt and capital lease obligations	9,286	10,801
Long-term portion of deferred revenue	11,827	12,083
Other non-current liabilities	2,231	1,999
Total liabilities	53,607	59,061
Commitments
Minority interest in Cumbre Inc.	26,250	26,250
Stockholders’ equity:
Convertible preferred stock; $.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.001 par value; 145,000,000 shares authorized; 50,285,230 and 49,890,865 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	50	50
Additional paid-in capital	391,784	387,484
Notes receivable from stockholders	(141)	(230)
Deferred compensation, net	(280)	(351)
Accumulated other comprehensive (loss) income	(453)	239
Accumulated deficit	(199,776)	(179,221)
Total stockholders’ equity	191,184	207,971
Total liabilities and stockholders’ equity	$271,041	$293,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

  (1) The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

TULARIK INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three months ended
	March 31,
	2002	2001
Revenue:
Collaborative research and development	$6,176	$7,041

Operating expenses:
Research and development	25,244	18,667
General and administrative	2,714	2,852
	27,958	21,519

Loss from operations	(21,782)	(14,478)

Interest and other income	1,619	5,697
Interest expense	(392)	(391)
Net loss	$(20,555)	$(9,172)

Net loss per basic and diluted share	$(0.41)	$(0.19)

Weighted average shares used in computing basic and diluted net loss per share	50,008,537	48,338,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULARIK INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	For the three months ended
	March 31,
	2002	2001
Cash flows from operating activities:
Net Loss	$(20,555)	$(9,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,743	1,503
Amortization of deferred stock compensation	107	385
Non-cash stock compensation	311	299
Changes in assets and liabilities:
Other assets	(19)	(1,021)
Accounts payable	(2,074)	(593)
Accrued liabilities	94	635
Other long-term liabilities	232	—
Deferred revenue	(2,354)	(3,205)

Net cash used in operating activities	(21,515)	(11,169)

Cash flows from investing activities:
Maturities of available-for-sale securities	82,255	161,784
Purchases of available-for-sale securities	(77,625)	(96,752)
Purchase of restricted cash	(2,271)	—
Acquisition of property and equipment	(2,850)	(3,255)

Net cash (used in) provided by investing activities	(491)	61,777

Cash flows from financing activities:
Payments of long-term obligations	(1,644)	(1,744)
Proceeds from notes receivable from stockholders	89	739
Proceeds from issuances of common stock, net	3,953	2,185

Net cash provided by financing activities	2,398	1,180

Net (decrease) increase in cash and cash equivalents	(19,608)	51,788

Cash and cash equivalents at the beginning of the period	109,392	76,312

Cash and cash equivalents at the end of the period	$89,784	$128,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULARIK INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Basis of Presentation

The unaudited condensed consolidated financial statements of Tularik Inc.(“Tularik” or the “Company”) reflect, in the opinion of management, all adjustments,  consisting  only of  normal  and  recurring  adjustments, necessary  to  present  fairly  the  Company’s  consolidated  financial position at March 31, 2002 and the Company’s  consolidated  results of operations for the three-month periods ended March 31, 2002 and 2001. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by  accounting principles generally accepted in the United States of America.

These financial statements and the notes accompanying them should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2001.  Stockholders are encouraged to review the Form 10-K for a broader discussion of the Company’s business and the opportunities and risks inherent in the Company’s business. Copies of the Form 10-K are available from the Company on request.

Principles of Consolidation

                The condensed consolidated financial statements include the accounts of Tularik and its majority-owned subsidiary, Cumbre Inc., and Tularik’s wholly–owned subsidiaries, Amplicon Corporation, Tularik Pharmaceutical Company, Tularik GmbH and Tularik Limited.

It is the Company’s policy to not allocate losses to any of its subsidiaries’ minority interests to the extent that such losses reduce the minority interests below the third-party minority stockholders’ liquidation preferences.  As a result of this policy, 100% of Cumbre’s net loss has been included in the Company’s determination of net loss for the quarter ended March 31, 2002 and for the year ended December 31, 2001.

Recent Accounting Pronouncement

                The Company is in the process of reviewing the goodwill and other intangibles under the terms of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), issued in June 2001 and effective for fiscal years beginning after December 15, 2001. The Company will complete its review within the allotted six-month period prior to the issuance of the 2002 second quarter results. If an impairment is identified during the analysis, the Company will record the amount as a cumulative effect of an accounting change in restated first quarter results as required by SFAS No. 142. At this time, management does not believe there will be an impairment of the goodwill or intangibles.

Collaboration Agreement

                On January 9, 2002, the Company entered into a research collaboration with Medarex, Inc. (“Medarex”) for the development of therapeutic antibodies for the treatment of a variety of cancers based on targets discovered by the Company.  Medarex made a $5.0 million investment in Tularik by buying 100,036 shares of the Company’s common stock at $49.98 per share.  The premium paid over the fair market value of the Company’s stock of approximately $2.5 million was recorded as deferred revenue, which will be recognized over the estimated term of the collaboration. Tularik and Medarex will share equally clinical development costs and commercialization rights pursuant to the terms of the research collaboration.

Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended
	March 31,
	2002	2001

Numerator:
Net loss	$(20,555)	$(9,172)

Denominator:
Weighted average shares of common stock outstanding	50,138	48,622
Less: weighted average shares subject to repurchase	(129)	(283)

Weighted average shares used in computing basic and diluted net loss per share	50,009	48,339

Basic and diluted net loss per share	$(0.41)	$(0.19)

Outstanding options and warrants to purchase in the aggregate 6,049,974 shares of common stock at March 31, 2002 and 5,200,788 shares of common stock at March 31, 2001 were excluded from diluted earnings calculations for the three months ended March 31, 2002 and 2001, respectively, because inclusion of options and warrants would have an anti-dilutive effect on losses in these periods.  At March 31, 2002, 113,768 shares of common stock were subject to repurchase.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss.  Other comprehensive loss includes certain changes in equity that are excluded from net loss.  Specifically, unrealized holding gains and losses on Tularik’s equity investments, which were reported separately in stockholders’ equity, are included in accumulated other comprehensive loss.  Comprehensive loss and its components for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

	Three months ended
	March 31,
	2002	2001

Net loss	$(20,555)	$(9,172)
Change in cumulative translation adjustment	(292)	—
Change in unrealized gain on equity investments	(400)	(4,997)
Comprehensive loss	$(21,247)	$(14,169)

Restricted Cash

As of March 31, 2002, the Company has purchased $4.3 million of corporate debt securities to secure one of the Company’s long-term debt facilities and the Company’s build-to-suit lease. Accordingly, the Company has classified these investments as a restricted investment in the accompanying balance sheet.

Subsequent Events

On April 1, 2002, Cumbre Inc., the Company’s majority-owned subsidiary, entered into an equipment loan agreement that provides up to $5.0 million of equipment financing. Cumbre received approximately $2.0 million under the loan agreement. Equipment eligible under the loan includes computer, laboratory and office equipment.  In connection with the equipment loan agreement, Cumbre issued a warrant to purchase 76,000 shares of Cumbre’s Series B preferred stock at an exercise price of: (i) $2.50 per share or (ii) the average of $2.50 per share and the per share price of the Series C preferred stock upon issuance of Series C preferred stock. The fair value of the warrant will be estimated using the Black-Scholes method and represents a discount to the equipment loan liability that will be amortized over the term of the lease.

On May 6, 2002, the Company made a loan of $200,000 to a member of Tularik’s board of directors.  The loan represents a cash advance on consulting fees that would otherwise have been earned over a three-year period. Accordingly, $60,000 of the loan will be forgiven on May 1, 2003, $70,000 of the loan will be forgiven on May 1, 2004 and $70,000 of the loan will be forgiven on May 1, 2005, assuming that the consulting services continue through such dates. The loan bears an interest rate of 3.21% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2001 financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.  Operating results are not necessarily indicative of results that may occur in future periods.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections.  These forward-looking statements include, but are not limited to statements, about:

•                  our strategy;

•                  the progress of our research programs, including clinical testing;

•                  sufficiency of our cash resources;

•                  revenues from existing and new collaborations;

•                  product development; and

•                  our research and development and other expenses.

These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will” and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including those set forth in this Item 2 and those described in our Annual Report on Form 10-K for the year ended December 31, 2001, including under “Business—Risk Factors.”  We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events and circumstances after the date of this document.

Company Overview

Tularik Inc. engages in the discovery and development of a broad range of novel and superior orally available medicines that act through the regulation of gene expression. Building on our scientific strengths, we intend to become a world–class pharmaceutical company. Our research programs, all of which address attractive potential commercial markets, include cancer, cytomegalovirus (CMV) disease, inflammation, immune disorders, lipid disorders, diabetes and obesity. We have diversified our drug discovery and development efforts not only across a large number of diseases, but also across multiple targets and drug candidates for these diseases. We have established strategic partnerships with Japan Tobacco Inc., Roche Bioscience and Medarex, Inc.

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to terms of the research collaborations, investments, intangible assets, income taxes, financing operations and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Operating Results

For the quarter ended March 31, 2002, we incurred a net loss of $20.6 million, or $0.41 per share, compared to a net loss of $9.2 million, or $0.19 per share, for the same period in 2001.

Revenue from collaborative research and development for the first quarter of 2002 was $6.2 million, compared to $7.0 million for the first quarter of 2001.  The decline in revenue was a result of various research collaborations ending in 2001.  The decline was partially offset by higher revenue from our collaboration with the pharmaceutical division of Japan Tobacco in the area of metabolic diseases and from our new collaboration with Medarex to develop humanized therapeutic antibodies against cancer targets identified by Tularik.

In April 2002, the pharmaceutical division of Japan Tobacco discontinued its participation in the pre-clinical development of a drug candidate identified in our lipid disorders collaboration. Japan Tobacco has the option to resume its participation in the development of the drug candidate by notifying us in writing at any time prior to the expiration of the 30-day period commencing upon the receipt from us of the final report summarizing the results of the phase 1 clinical trials for this drug candidate. In such an event, Japan Tobacco would be obligated to pay us 175% of the costs incurred from April 2002 until the date of re-engagement.

Total research and development expenses for the first quarter of 2002 increased by 35% to $25.2 million from $18.7 million for the same period in 2001, due to headcount growth, increased depreciation expenses as well as the corresponding increase in salaries, supply, manufacturing and development costs.

Total general and administrative expenses for the first quarter of 2002 decreased by 7% to $2.7 million from $2.9 million for the same period in 2001, due primarily to lower patent legal and deferred compensation expenses, partially offset by increased salary expenses.

Interest income and other income decreased to $1.6 million for the quarter ended March 31, 2002 from $5.7 million for the comparable quarter of 2001. This decrease was due primarily to our lower cash, cash equivalent and investment balances, and significantly lower interest rates during the first quarter of 2002.

Interest expense for the first quarter of 2002 was unchanged compared to the same period in 2001.

We are in the process of reviewing the goodwill and other intangibles under the terms of SFAS No. 142, issued in June 2001 and effective for fiscal years beginning after December 15, 2001. We will complete our review within the allotted six-month period prior to the issuance of the 2002 second quarter results. If an impairment is identified during the analysis, we will record the amount as a cumulative effect of an accounting change in restated first quarter results as required by SFAS No. 142. At this time, we do not believe there will be an impairment of the goodwill or intangibles.

Liquidity and Capital Resources

Since inception, our primary sources of funds have been the sale of equity securities, capital lease financings, non-equity payments from collaborators and interest income. Combined cash, cash equivalents and investments (both current and non-current) totaled $217.3 million at March 31, 2002, a decrease of $24.6 million from December 31, 2001. The decrease was due to operating expenses of $21.5 million, the acquisition of property and equipment for $2.9 million, the repayment of long-term debt of $1.6 million and a decrease in investment from the reclassification of an available-for-sale investment to restricted cash of $2.3 million, and was partially offset by $4.0 million in proceeds from the issuance of common stock and from notes paid by stockholders. The average maturity of available-for-sale securities is approximately 121 days.

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

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve for at least several years, we expect to finance future cash needs through the sale of equity securities, strategic collaborations and debt financing as well as interest income. In August 2001, we filed a registration statement on Form S-3 to offer and sell common stock and debt securities in one or more offerings up to a total amount of $250 million. Currently, $245 million remains available on the Form S-3, and we have no current commitments to offer and sell any securities that may be offered or sold pursuant to such registration statement. We cannot assure you that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, additional financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs. In addition, insufficient funds may cause us to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may also adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, this may result in substantial dilution to existing stockholders.

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

Risk Factors

                An investment in our common stock is risky. Investors should carefully consider the following risks, as well as the further description and discussion of these risks contained in the “Business—Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2001, which description and discussion is incorporated herein by reference:

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

•                  failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts;

•                  the drug discovery methods that we employ are relatively new and may not lead to the development of drugs;

•                  if we cannot maintain our current corporate collaborations and enter into new corporate collaborations, our product development could be delayed;

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

•                  even if regulatory authorities approve our products or product candidates for the treatment of the diseases we are targeting, our products may not be marketed or commercially successful;

•                  we rely on third parties to conduct clinical trials for our drug candidates, and those third parties may not perform satisfactorily;

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

•                  anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult; and

•                  the financial results of Cumbre may impact our future operating results.

If any of the foregoing or other risks actually occur, our business could be harmed. In that case, the trading price of our common stock could decline, and investors might lose all or part of their investment. The risks and uncertainties described above are not the only ones facing us. Additional risks and uncertainties not currently known to us, or that we currently see as immaterial, may also harm our business. If any of these additional risks or uncertainties occur, the trading price of our common stock could decline, and investors might lose all or part of their investment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

       Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years and one equity investment. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from March 31, 2002 levels, the fair value of our portfolio would decline by approximately $736,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Foreign Currency Exchange Risk

                Because we translate foreign currencies into United States dollars for reporting purposes, currency can have an impact, though generally immaterial, on our financial results.  We believe that our exposure to currency exchange risk is low because our German and UK subsidiaries satisfy their financial obligations almost exclusively in their local currencies.  As of March 31, 2002, we did not engage in foreign currency hedging activities.

Part II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

                On March 28, 2002, we issued 4,668 shares of common stock to Michael H. Wigler pursuant to his cashless warrant exercise at an exercise price of $13.00 per share. The shares were issued pursuant to an exemption from registration in reliance upon Rule 144 and Section 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

Tularik held its annual meeting of stockholders on April 18, 2002. At such meeting the following actions were voted upon:

(a) Election of directors to serve for the ensuing year:

	For	Withheld

David V. Goeddel, Ph.D.	32,971,032	1,914,499
A. Grant Heidrich, III	34,608,495	277,036
Edward R. McCracken	34,607,553	277,978
Steven L. McKnight, Ph.D.	34,813,264	72,267
Craig A.P.D. Saxton, M.D.	34,837,663	47,868

(b) Approval of Tularik’s 1997 Non-Employee Directors’ Stock Option Plan, as amended, to increase (1) the aggregate number of shares of common stock authorized for issuance under such plan by 400,000 shares and (2) the size of the annual grant to each director by 2,000 shares.

For	Against	Abstentions	Broker Non-Votes

33,546,234	1,285,511	53,786	0

 (c) Ratification of the selection of PricewaterhouseCoopers LLP as Tularik’s independent auditors for the fiscal year ending December 31, 2002.

For	Against	Abstentions	Broker Non-Votes

34,327,744	506,566	51,221	0

Item 5.    Other Information

Clinical Trial Update

During the quarter ended March 31, 2002, we disclosed plans to pursue phase 3 clinical studies with T67 for the treatment of hepatocellular carcinoma, or primary liver cancer. T67, discovered and developed at Tularik, is an anti-cancer drug candidate that binds irreversibly to tubulin.  T67 has shown activity in phase 1 and phase 2 trials for the treatment of hepatocellular carcinoma, a refractory malignancy for which there are no approved systemic chemotherapeutic agents.  T67 also demonstrated activity in the phase 2 brain cancer trial, but did not demonstrate activity in the other indications tested. Data from the phase 2 hepatocellular carcinoma trials with T67 will be available at the American Society of Clinical Oncology (ASCO) meeting in May 2002.

Our second anti-cancer drug candidate, T607, is an analog of T67.  The phase 2 dosing regimen has been selected, and we expect to begin phase 2 studies during the second quarter.  Malignancies to be studied include hepatocellular carcinoma, non-Hodgkin’s lymphoma, gastric/esophageal cancer and ovarian cancer.  Data from certain phase 1 trials with T607 will be available at the ASCO meeting.

Our third anti-cancer drug candidate, T64, is an anti-metabolite. T64 is completing a phase 2 trial in 1st line non small-cell lung cancer (NSCLC). T64 demonstrated activity against NSCLC and melanoma in phase 2 trials, but did not demonstrate activity in other indications.  We have recently initiated a phase 2 trial with T64 in 2nd line NSCLC, and we are in discussions with potential partners who may be interested in licensing this drug candidate.

T611 is our oral drug candidate to prevent CMV disease in transplant patients.  T611 is progressing through a phase 2 proof-of-concept trial in AIDS patients with CMV disease.  We plan to initiate phase 2 studies in kidney transplant patients and in bone marrow transplant patients in the second half of 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)             Exhibits

EXHIBIT
NUMBER

3.1	Amended and Restated Certificate of Incorporation (1).
3.2	Amended and Restated Bylaws.
4.1	Specimen Common Stock Certificate (2).

(1)              Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(2)              Filed as an exhibit to our registration statement on Form S-1, as amended (File No. 333-89177), and incorporated herein by reference.

                   (b) Reports on Form 8-K

                On January 9, 2002, we filed a current report on Form 8-K announcing the sale of 100,036 shares of common stock to Medarex, Inc.

                On March 19, 2002, we filed a current report on Form 8-K announcing the dismissal of Ernst & Young LLP as our independent public accountants on March 15, 2002 and the appointment of PricewaterhouseCoopers LLP as our independent auditors. An amendment to this report was filed on April 10, 2002.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TULARIK INC.

May 15, 2002	by:	/s/ David V. Goeddel
David V. Goeddel
Chief Executive Officer

May 15, 2002	by:	/s/ Corinne H. Lyle
Corinne H. Lyle
Chief Financial Officer