Form 10-Q
period 2002-06-30
TULARIK INC
filed 2002-08-14
CIK 889057

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 000-28347

TULARIK INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3148800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Corporate Drive, South San Francisco, California	94080
(Address of principal executive offices)	(Zip code)

(650) 825-7000
(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒            No ☐

As of July 31, 2002, 50,786,472 shares of the Registrant’s common stock were outstanding.

TULARIK INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
ASSETS	2002	2001 (1)
Current assets:
Cash and cash equivalents	$82,713	$109,392
Short-term investments	77,817	107,197
Prepaid expenses and other current assets	5,720	6,832
Total current assets	166,250	223,421

Property and equipment, net	33,924	34,011
Other investments	45,447	25,337
Restricted investments	4,273	2,008
Other assets	5,225	5,405
Goodwill	3,100	3,100
Total assets	$258,219	$293,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,104	$4,855
Accrued compensation and related liabilities	2,948	3,039
Accrued liabilities	6,342	5,388
Current portion of long-term debt and capital lease obligations	7,020	6,685
Deferred revenue	19,387	14,211
Total current liabilities	38,801	34,178

Long-term debt and capital lease obligations	10,042	10,801
Long-term portion of deferred revenue	12,256	12,083
Other non-current liabilities	2,470	1,999
Total liabilities	63,569	59,061
Commitments
Minority interest in Cumbre Inc.	26,250	26,250
Stockholders' equity:
Convertible preferred stock; $.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.001 par value; 145,000,000 shares authorized; 50,625,971 and 49,890,865 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	51	50
Additional paid-in capital	393,165	387,484
Notes receivable from stockholders	(106)	(230)
Deferred compensation, net	(157)	(351)
Accumulated other comprehensive (loss) income	(411)	239
Accumulated deficit	(224,142)	(179,221)
Total stockholders’ equity	168,400	207,971
Total liabilities and stockholders’ equity	$258,219	$293,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1) The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001
Revenue:
Collaborative research and development	$6,575	$8,315	$12,751	$15,356

Operating expenses:
Research and development	28,580	21,777	53,824	40,444
General and administrative	3,288	3,374	6,002	6,226
	31,868	25,151	59,826	46,670
Loss from operations	(25,293)	(16,836)	(47,075)	(31,314)
Interest and other income	1,329	3,370	2,948	8,803
Realized gains on sale of securities	—	1,898	—	2,162
Interest expense	(402)	(368)	(794)	(759)
Net loss	$(24,366)	$(11,936)	$(44,921)	$(21,108)

Basic and diluted net loss per share	$(0.48)	$(0.25)	$(0.89)	$(0.44)

Weighted average shares used in computing basic and diluted net loss per share	50,407,989	48,811,500	50,209,366	48,576,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the six months ended
	June 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(44,921)	$(21,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,675	3,190
Amortization of deferred stock compensation	194	682
Non-cash stock compensation	791	987
Changes in assets and liabilities:
Other assets	1,322	(1,209)
Accounts payable and other liabilities	(691)	(176)
Deferred revenue	5,349	(977)
Net cash used in operating activities	(32,281)	(18,611)

Cash flows from investing activities:
Maturities of available-for-sale securities	234,174	292,768
Purchases of available-for-sale securities	(225,817)	(241,765)
Purchase of restricted investments	(2,265)	—
Acquisition of property and equipment	(5,097)	(5,513)
Net cash provided by investing activities	995	45,490

Cash flows from financing activities:
Payments of long-term obligations	(3,563)	(3,403)
Proceeds from issuance of long-term obligations	3,240	2,524
Proceeds from notes receivable from stockholders	124	785
Proceeds from issuances of common stock, net	4,769	3,001
Net cash provided by financing activities	4,570	2,907
Effect of exchange rate on cash	37	123
Net (decrease) increase in cash and cash equivalents	(26,679)	29,909
Cash and cash equivalents at the beginning of the period	109,392	76,312
Cash and cash equivalents at the end of the period	$82,713	$106,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

The unaudited condensed consolidated financial statements of Tularik Inc. (“Tularik” or the “Company”) reflect, in the opinion of management, all adjustments,  consisting  only of  normal  and  recurring  adjustments, necessary  to  present  fairly  the  Company’s  consolidated  financial position at June 30, 2002 and the Company’s consolidated  results of operations for the three- and six-month periods ended June 30, 2002 and 2001. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

The year-end balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2001.  Stockholders are encouraged to review the Form 10-K for a broader discussion of the Company’s business and the opportunities and risks inherent therein. Copies of the Form 10-K are available from the Company upon request.

Principles of Consolidation

                The unaudited condensed consolidated financial statements include the accounts of Tularik, its majority-owned subsidiary, Cumbre Inc., and Tularik’s wholly–owned subsidiaries, Amplicon Corporation, Tularik Pharmaceutical Company, Tularik GmbH and Tularik Limited.

It is the Company’s policy to not allocate losses to any of its subsidiaries’ minority interests to the extent that such losses reduce the minority interests below the third-party minority stockholders’ liquidation preferences.  As a result of this policy, 100% of Cumbre’s net loss has been included in the Company’s determination of net loss for the three- and six-month periods ended June 30, 2002.

Collaboration Agreements

                On January 9, 2002, the Company entered into a research collaboration with Medarex, Inc. (“Medarex”) for the development of therapeutic antibodies for the treatment of a variety of cancers based on targets discovered by the Company.  Medarex made a $5.0 million investment in Tularik by buying 100,036 shares of the Company’s common stock at $49.98 per share.  The premium paid over the fair market value of the Company’s stock of approximately $2.5 million was recorded as deferred revenue, which is being recognized over the initial research period of the collaboration which is estimated to be two years. Tularik and Medarex will share equally clinical development costs and commercialization rights pursuant to the terms of the research collaboration.

On June 10, 2002, the Company entered into a collaboration with Sankyo Company, Limited (“Sankyo”) to jointly discover and develop human therapeutics that act on orphan G-protein coupled receptors (GPCRs).  Under the agreement, Tularik  received a cash payment in recognition of its contribution of five GPCR targets.  Sankyo has the option to select one or more of these five targets for further development at the end of the first year of the collaboration.  Once target(s) have been selected, Sankyo will support Tularik research and pre-clinical development activities relating to compounds with activity against these target(s) for up to four years.  The parties will share equally all clinical development costs and profits in the U.S. and Europe.  Tularik is entitled to milestone and royalty payments as these compounds progress through clinical trials to registration outside of the U.S. and Europe.

Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Numerator:
Net loss	$(24,366)	$(11,936)	$(44,921)	$(21,108)

Denominator:
Weighted average shares of common stock outstanding	50,499	49,065	50,319	48,844
Less: weighted average shares subject to repurchase	(91)	(253)	(110)	(268)

Weighted average shares used in computing basic and diluted net loss per share	50,408	48,812	50,209	48,576

Basic and diluted net loss per share	$(0.48)	$(0.25)	$(0.89)	$(0.44)

Outstanding options and warrants to purchase in the aggregate 7,416,594 shares of common stock at June 30, 2002 and 6,151,262 shares of common stock at June 30, 2001 were excluded from diluted earnings calculations for the three- and six-month periods ended June 30, 2002 and 2001, respectively, because inclusion of options and warrants would have an anti-dilutive effect on losses in these periods.  At June 30, 2002, 70,724 shares of common stock were subject to repurchase.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss.  Other comprehensive loss includes certain changes in equity that are excluded from net loss.  Specifically, unrealized holding gains and losses on Tularik’s investments and the effect of foreign currency exchange rate fluctuations, which were reported separately in stockholders’ equity, are included in accumulated other comprehensive loss.  Comprehensive loss and its components for the three- and six-month periods ended June 30, 2002 and 2001 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001
Net loss	$(24,366)	$(11,936)	$(44,921)	$(21,108)
Change in unrealized gain on equity investments	(513)	2,004	(913)	(2,870)
Change in cumulative translation adjustment	555	123	263	—
Comprehensive loss	$(24,324)	$(9,809)	$(45,571)	$(23,978)

Restricted Investments

As of June 30, 2002, the Company had purchased $4.3 million of corporate debt securities to collateralize one of the Company’s equipment borrowing facilities and one of the Company’s building leases. Accordingly, the Company has classified these investments as restricted investments in the accompanying balance sheet.

Long-term Debt

On April 1, 2002, Cumbre Inc., the Company’s majority-owned subsidiary, entered into an equipment loan agreement that provides up to $5.0 million of equipment financing. Cumbre has received approximately $3.2 million under the loan agreement. Equipment eligible under the loan includes computer, laboratory and office equipment.  In connection with the equipment loan agreement,

Cumbre issued a warrant to purchase 76,000 shares of Cumbre’s Series B preferred stock at an exercise price of $2.50 per share until Cumbre sells Series C preferred stock,  at which time the exercise price adjusts to the average of $2.50 per share and the per share price of the Series C preferred stock. The fair value of the warrant is estimated to be $123,000 using the Black-Scholes method and represents a discount to the equipment loan liability that is being amortized over the term of the lease.

Related Party Transaction

On May 6, 2002, the Company made a loan of $200,000 to a member of Tularik’s board of directors.  The loan represents a cash advance on consulting fees that will be earned over a three-year period beginning on the date of the loan. Accordingly, $60,000 of the loan will be forgiven on May 1, 2003, $70,000 of the loan will be forgiven on May 1, 2004 and $70,000 of the loan will be forgiven on May 1, 2005, assuming that the consulting services continue through such dates. The loan bears an interest rate of 3.21% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this report and our 2001 consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.  Operating results are not necessarily indicative of results that may occur in future periods.

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

Company Overview

Tularik Inc. engages in the discovery and development of a broad range of novel and superior orally available medicines that act through the regulation of gene expression. Building on our scientific strengths, we intend to become a world–class pharmaceutical company. Our research platform, which addresses attractive potential commercial markets, is focused on cancer, immunology and metabolic diseases. We have diversified our drug discovery and development efforts not only across a large number of diseases, but also across multiple targets and drug candidates for these diseases. We have established strategic partnerships with Japan Tobacco Inc.(“Japan Tobacco”), Medarex, Inc. (“Medarex”) and Sankyo Company, Limited (“Sankyo”).

Critical Accounting Policies

                Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to terms of our research collaborations, investments, intangible assets, income taxes, financing operations and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

                We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

Revenue Recognition

                Collaborative research and development agreements provide for periodic payments in support of our research and development activities. Research revenue is recognized as research services are performed, or on a pro rata basis over the term estimated to complete a research program. The estimated term of a research program and the related revenues are subject to revision as the contract progresses to completion. Payments received related to substantive at-risk milestones are recognized when our performance of the milestone under the terms of the collaboration is achieved and there are no further performance obligations. Research support payments received in advance of work performed and technology access fees are recorded as deferred revenue. These upfront payments are recognized as revenue as the work is performed (research revenue) or over the stated or estimated terms of the collaborations (technology access fees).

Business Combination and Purchase Price Allocation

                In July 2001, we acquired the computer-aided molecular design (“CAMD”) business of Protherics PLC. The total purchase price was allocated to software, laboratory equipment, furniture, computers, goodwill and liabilities. The value of the software was estimated based on Protherics’ costs to design, code and test the software. The software is being amortized over its useful life which is estimated to be three years from the date of the acquisition. The value of the tangible assets acquired and liabilities assumed were estimated to be their carrying value at the date of the business combination. Goodwill was determined to be the excess purchase price over the assets acquired and liabilities assumed. We review the intangible assets for impairments at least annually.

Operating Results

For the quarter ended June 30, 2002, we incurred a net loss of $24.4 million, or $0.48 per share, compared to a net loss of $11.9 million, or $0.25 per share, for the same period in 2001. For the six-month period ended June 30, 2002, we incurred a net loss of $44.9 million, or $0.89 per share, compared to a net loss of $21.1 million, or $0.44 per share, for the same period in 2001.

Revenue from collaborative research and development for the second quarter in 2002 was $6.6 million, compared to $8.3 million for the second quarter in 2001. Revenue from collaborative research and development for the six-month period ended June 30, 2002 was $12.8 million, compared to revenue of $15.4 million for the same period in 2001. Revenue in the 2002 periods included payments for research collaborations with Japan Tobacco, the Roche Bioscience division of Syntex (U.S.A.) LLC (“Roche Bioscience”), Medarex and Sankyo. The decline in revenue was related to the termination of our obesity collaboration with Knoll AG in October 2001, the expiration of our obesity/diabetes collaboration with Japan Tobacco in September 2001 and the termination of the research portion of the lipid disorders collaboration with Japan Tobacco in September 2001.  The decline was partially offset by revenue derived from our cancer collaboration with Medarex signed in January 2002 and our GPCR collaboration with Sankyo signed in June 2002.

In April 2002, the pharmaceutical division of Japan Tobacco discontinued the development portion of our lipid disorders collaboration. Japan Tobacco has the option to resume its participation in the development of a drug candidate identified in the collaboration by notifying us in writing at any time prior to the expiration of the 30-day period commencing upon receipt from us of the final report summarizing the results of the phase 1 clinical trials for such drug candidate. In such an event, Japan Tobacco would be obligated to pay us 175% of the costs incurred from April 2002 until the date of re-engagement.

On July 7, 2002, the research portion of the collaboration with Roche Bioscience relating to inflammation expired.

Total research and development expenses for the three- and six-month periods ended June 30, 2002 increased to $28.6 million and $53.8 million, respectively, from $21.8 million and $40.4 million for the respective periods in 2001, due to increases in employee costs, pre-clinical and clinical costs, manufacturing costs, costs of research supplies and materials, and higher occupancy costs associated with leasing additional buildings in South San Francisco.  Additionally, we completed the acquisition of Protherics PLC in the United Kingdom in July 2001 and expanded the operations of Cumbre Inc., our majority-owned subsidiary.

Total general and administrative expenses for the three- and six-month periods ended June 30, 2002 remained relatively flat at $3.3 million and $6.0 million, respectively, compared to $3.4 million and $6.2 million for the respective periods in 2001, primarily due to lower patent legal and deferred compensation expenses, partially offset by increased salary expenses.

Interest income and other income for the three- and six-month periods ended June 30, 2002 declined to $1.3 million and $2.9 million, respectively, from $3.4 million and $8.8 million for the respective periods in 2001. This decrease was due primarily to our lower cash, cash equivalent and investment balances, and significantly lower interest rates during 2002.

Realized gains on sale of securities were $1.9 million and $2.2 million for the three- and six-month periods ended June 30, 2001 and related to gains in our venture-stage investments.

Liquidity and Capital Resources

Since inception, our primary sources of funds have been the sale of equity securities, capital lease financings, non-equity payments from collaborators and interest income. Combined cash, cash equivalents and investments (both current and non-current) totaled $206.0 million at June 30, 2002, a decrease of $35.9 million from December 31, 2001. The decrease was due to the use of $32.3 million to fund operations, the acquisition of property and equipment for $5.1 million, the repayment of long-term debt of $3.6 million and the use of $2.3 million to collateralize a building lease.  These reductions were partially offset by $3.2 million in proceeds from the issuance of long-term obligations and $4.9 million in proceeds from the issuance of common stock and from notes paid by stockholders. As of June 30, 2002, the average maturity of available-for-sale securities was approximately 157 days.

 We believe that our existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our operations through the first quarter of 2004. This estimate is a forward-looking statement that involves risks and uncertainties.  We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:

•	the progress of our pre-clinical and clinical development activities;
•	the costs and timing of regulatory approvals;
•	the progress of our research and development activities;
•	the number and scope of our research programs;
•	the progress of the development efforts of our collaborators;
•	our ability to establish and maintain current and new collaboration and licensing arrangements;
•	our ability to receive equity and debt financings in Cumbre Inc., our majority-owned subsidiary;
•	our ability to achieve our milestones and receive funding under collaboration arrangements;
•	the costs involved in enforcing patent claims and other intellectual property rights; and
•	the costs of establishing sales, marketing and distribution capabilities.

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

•

if our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders; on July 30, 2002, BZ Group Holding Limited, which owned 12,158,238 shares of our outstanding common stock as of January 31, 2002, transferred beneficial ownership of all but 800,000 shares to Cantonal Bank of Zurich;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

       Our exposure to market risk is principally limited to our cash equivalents and investments, which have maturities of less than two years.  We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from June 30, 2002 levels, the fair value of our portfolio would decline by approximately $489,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Foreign Currency Exchange Risk

                Because we translate foreign currencies into United States dollars for reporting purposes, exchange rate fluctuations can have an impact, though generally immaterial, on our financial results.  We believe that our exposure to currency exchange risk is low because our German and UK subsidiaries satisfy their financial obligations almost exclusively in their local currencies.  As of June 30, 2002, we did not engage in foreign currency hedging activities.

Investment Risk

                We are exposed to investment risks related to the changes in the fair value of our investments.  We have investments in equity instruments of one public and several private companies.  These investments are included in “Other investments” in the accompanying unaudited condensed consolidated financial statements.

                As of June 30, 2002, we had investment in the common stock of Merck & Co. with a carrying value of $4.0 million and a cumulative unrealized loss of $1.2 million. The unrealized loss is included in “Accumulated other comprehensive loss” in the accompanying unaudited condensed consolidated financial statements.  We consider this decline temporary in nature based on an analysis of the operating results and financial condition of Merck & Co. as of June 30, 2002.

In addition to our investment in Merck & Co., we have invested $2.0 million in the preferred stock of several private companies.  These investments are being carried at cost.  We do not believe our preferred stock investments are impaired based on an analysis of the financial condition and operating results of these companies as of June 30, 2002.

Should the companies in which we have invested experience a deterioration of operating results or financial position, impairment charges may be necessary.

Part II.  OTHER INFORMATION

Item 5.    Other Information

Clinical Trial Update

During the quarter ended June 30, 2002, we filed the documents necessary in the United Kingdom to initiate a phase 1 clinical trial to evaluate the safety and tolerability of one of our advanced lead compounds.

We plan to meet with the Food and Drug Administration on August 26, 2002 to discuss a proposed phase 3 protocol for our lead anti-cancer drug candidate, T67.  During the quarter ended June 30, 2002, we presented data from phase 2 clinical trials that demonstrated T67 had activity against unresectable Hepatocellular Carcinoma (HCC).

In June 2002, we commenced a phase 2 clinical trial program with our second generation anti-cancer drug candidate, T607.  T607 is being evaluated in patients with HCC, ovarian cancer, gastric cancer and non-Hodgkin’s lymphoma.

We announced on June 11, 2002 that we would discontinue work on T611, our anti-cytomegalovirus drug candidate, and T64, our anti-cancer drug candidate in-licensed from Eli Lilly and Company, following the end of the second quarter.  We continue to consider partnership opportunities for T64.

Collaborations

On June 11, 2002, we announced a collaboration with Sankyo to jointly discover and develop human therapeutics that act on orphan G-protein coupled receptors (GPCRs).  We received a cash payment in recognition of our contribution of five GPCR targets and are entitled to milestone and royalty payments as compounds progress through clinical trials to registration outside of the U.S. and Europe.  The parties will share equally all clinical development costs and profits in the U.S. and Europe.

On July 7, 2002, the research portion of the collaboration with Roche Bioscience related to inflammation expired.

Item 6.    Exhibits and Reports on Form 8-K

(a)             Exhibits

EXHIBIT NUMBER

3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (2)
4.1	Specimen Common Stock Certificate. (3)
10.41	Consulting Agreement between Registrant and Craig A.P.D.Saxton, dated April 18, 2002.
10.42	Loan Agreement between Registrant and Steven L. McKnight, dated May 1, 2002.
10.43	Amendment No.1, effective April 18, 2002, to the Registrant’s 1997 Non-Employee Director’s Stock Option Plan.
10.44	Collaboration Agreement between Registrant and Sankyo Company, Limited, dated June 10, 2002. (4)
99.1	Certification dated as of August 14, 2002, by Chief Executive Officer and Chief Financial Officer.

(1)              Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(2)              Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(3)              Filed as an exhibit to our registration statement on Form S-1, as amended (File No. 333-89177), and incorporated herein by reference.

(4)              Confidential treatment requested for certain portions of this exhibit.

          (b) Reports on Form 8-K

                On April 10, 2002, we filed an amendment to a current report on Form 8-K, filed on March 15, 2002, regarding a change in our auditors.

Signatures

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TULARIK INC.

Aug 14, 2002	by:	/s/ David V. Goeddel
David V. Goeddel
Chief Executive Officer

Aug 14, 2002	by:	/s/ Corinne H. Lyle
Corinne H. Lyle
Chief Financial Officer