Form 10-Q
period 2002-09-30
TULARIK INC
filed 2002-11-13
CIK 889057

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of October 31, 2002, 54,895,216 shares of the Registrant’s common stock were outstanding.

TULARIK INC.

PART I.  FINANCIAL INFORMATION

Item 1.      Unaudited Financial Statements

TULARIK INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2002	December 31, 2001 (1)
ASSETS
Current assets:
Cash and cash equivalents	$69,355	$109,392
Short-term investments	105,706	107,197
Prepaid expenses and other current assets	5,881	6,832
Total current assets	180,942	223,421

Property and equipment, net	31,940	34,011
Other investments	3,000	25,337
Restricted investments	4,275	2,008
Other assets	5,359	5,405
Goodwill	3,100	3,100
Total assets	$228,616	$293,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,557	$4,855
Accrued compensation and related liabilities	2,509	3,039
Accrued liabilities	5,971	5,388
Current portion of long-term debt and capital lease obligations	6,516	6,685
Deferred revenue	12,025	14,211
Total current liabilities	29,578	34,178

Long-term debt and capital lease obligations	9,433	10,801
Long-term portion of deferred revenue	14,067	12,083
Other non-current liabilities	2,864	1,999
Total liabilities	55,942	59,061
Commitments
Minority interest in Cumbre Inc.	26,250	26,250
Stockholders’ equity:
Convertible preferred stock; $.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.001 par value; 145,000,000 shares authorized; 50,851,204 and 49,890,865 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	51	50
Additional paid-in capital	394,458	387,484
Notes receivable from stockholders	(60)	(230)
Deferred compensation, net	(89)	(351)
Other comprehensive loss	(1,493)	(125)
Cumulative translation adjustment	637	364
Accumulated deficit	(247,080)	(179,221)
Total stockholders’ equity	146,424	207,971
Total liabilities and stockholders’ equity	$228,616	$293,282

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

TULARIK INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue:
Collaborative research and development	$5,551	$8,529	$18,302	$23,885

Operating expenses:

Research and development	26,344	23,736	80,168	64,180
General and administrative	2,898	2,660	8,900	8,886
	29,242	26,396	89,068	73,066
Loss from operations	(23,691)	(17,867)	(70,766)	(49,181)
Interest and other income	1,144	3,348	4,092	12,151
Realized gains on sale of securities	—	674	—	2,836
Interest expense	(391)	(384)	(1,185)	(1,143)
Net loss	$(22,938)	$(14,229)	$(67,859)	$(35,337)

Basic and diluted net loss per share	$(0.45)	$(0.29)	$(1.35)	$(0.72)

Weighted average shares used in computing basic and diluted net loss per share	50,697,103	49,390,492	50,373,847	48,845,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TULARIK INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the nine months ended September 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(67,859)	$(35,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,546	5,527
Amortization of deferred stock compensation	262	932
Amortization of loan discount	20	—
Non-cash stock compensation	1,024	1,626
Changes in assets and liabilities:
Other assets	1,055	(3,324)
Accounts payable and other liabilities	(1,360)	1,117
Deferred revenue	(202)	(8,094)
Net cash used in operating activities	(58,514)	(37,553)

Cash flows from investing activities:
Maturities of available-for-sale securities	399,793	386,197
Purchases of available-for-sale securities	(379,600)	(326,299)
Acquisition of property and equipment	(5,913)	(8,899)
Net cash provided by investing activities	14,280	50,999

Cash flows from financing activities:
Payments of long-term obligations	(5,447)	(4,930)
Proceeds from issuance of long-term obligations	3,632	4,237
Proceeds from notes receivable from stockholders	170	849
Proceeds from issuance of Cumbre Inc. Series B preferred stock	—	26,250
Proceeds from issuance of Cumbre Inc. common stock	—	147
Proceeds from issuances of common stock, net	5,829	4,062
Net cash provided by financing activities	4,184	30,615
Effect of exchange rates on cash	13	317
Net (decrease) increase in cash and cash equivalents	(40,037)	44,378
Cash and cash equivalents at the beginning of the period	109,392	76,312
Cash and cash equivalents at the end of the period	$69,355	$120,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TULARIK INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

The unaudited condensed consolidated financial statements of Tularik Inc. (“Tularik” or the “Company”) reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated  financial position at September 30, 2002 and the Company’s consolidated results of operations for the three- and nine-month periods ended September 30, 2002 and 2001.  Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Tularik, its majority-owned subsidiary, Cumbre Inc., and Tularik’s wholly-owned subsidiaries, Amplicon Corporation, Tularik Pharmaceutical Company, Tularik GmbH and Tularik Limited.

It is the Company’s policy to not allocate losses to any of its subsidiaries’ minority interests to the extent that such losses reduce the minority interests below the third-party minority stockholders’ liquidation preferences.  As a result of this policy, 100% of Cumbre’s net loss has been included in the Company’s determination of net loss for the three- and nine-month periods ended September 30, 2002.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of this standard will have no impact on its financial statements.

Collaboration Agreements

On January 9, 2002, the Company entered into a research collaboration with Medarex, Inc. (“Medarex”) for the development of therapeutic antibodies for the treatment of a variety of cancers based on targets discovered by the Company.  Medarex made a $5.0 million investment in Tularik by buying 100,036 shares of the Company’s common stock at $49.98 per share.  The premium paid over the fair market value of the Company’s stock of approximately $2.5 million was recorded as deferred revenue, which is being recognized over the initial research period of the collaboration, which is estimated to be two years. Tularik and Medarex will share equally clinical development costs and commercialization rights pursuant to the terms of the research collaboration.

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

Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Numerator:
Net loss	$(22,938)	$(14,229)	(67,859)	$(35,337)

Denominator:
Weighted average shares of common stock outstanding	50,760	49,597	50,468	49,093
Less: weighted average shares subject to repurchase	(63)	(207)	(94)	(247)

Weighted average shares used in computing basic and diluted net loss per share	50,697	49,390	50,374	48,846

Basic and diluted net loss per share	$(0.45)	$(0.29)	$(1.35)	$(0.72)

Outstanding options and warrants to purchase in the aggregate 7,371,205 shares of common stock at September 30, 2002 and 6,197,277 shares of common stock at September 30, 2001 were excluded from diluted earnings calculations for the three- and nine-month periods ended September 30, 2002 and 2001, respectively, because inclusion of options and warrants would have an anti-dilutive effect on losses in these periods.  At September 30, 2002, 53,614 shares of common stock were subject to repurchase.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss.  Other comprehensive loss includes certain changes in equity that are excluded from net loss.  Specifically, unrealized holding gains and losses on Tularik’s investments and the effect of foreign currency exchange rate fluctuations are included in accumulated other comprehensive loss.  Comprehensive loss and its components for the three- and nine-month periods ended September 30, 2002 and 2001 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss	$(22,938)	$(14,229)	$(67,859)	$(35,337)
Change in unrealized gain on equity investments	(455)	(866)	(1,368)	(3,859)
Change in cumulative translation adjustment	10	194	273	317
Comprehensive loss	$(23,383)	$(14,901)	$(68,954)	$(38,879)

Restricted Investments

As of September 30, 2002, the Company had purchased $4.3 million of corporate debt securities to collateralize one of the Company’s equipment borrowing facilities and one of the Company’s building leases. Accordingly, the Company has classified these investments as restricted investments in the accompanying balance sheet.

Long-term Debt

On April 1, 2002, Cumbre Inc., the Company’s majority-owned subsidiary, entered into an equipment loan agreement that provides up to $5.0 million of equipment financing. Cumbre has received approximately $3.2 million under the loan agreement. Equipment eligible under the loan includes computer, laboratory and office equipment.  In connection with the equipment loan agreement, Cumbre issued a warrant to purchase 76,000 shares of Cumbre’s Series B preferred stock at an exercise price of $2.50 per share until Cumbre sells Series C preferred stock, at which time the exercise price adjusts to the average of $2.50 per share and the per share price of the Series C preferred stock. The fair value of the warrant is estimated to be $123,000 using the Black-Scholes method and represents a discount to the equipment loan liability that is being amortized to interest expense over the term of the lease.

Related Party Transaction

On May 6, 2002, the Company made a loan of $200,000 to Steven L. McKnight, Ph.D., a member of Tularik’s board of directors.  The loan represents a cash advance on consulting fees that will be earned over a three-year period beginning on the date of the loan. Accordingly, $60,000 of the loan will be forgiven on May 1, 2003, $70,000 of the loan will be forgiven on May 1, 2004 and $70,000 of the loan will be forgiven on May 1, 2005, assuming that the consulting services continue through such dates. The loan bears an interest rate of 3.21% per annum.

Subsequent Event

On October 22, 2002, the Company completed the issuance of 4,000,000 shares of common stock at a public offering price of $6.80 per share in a public offering under the Company’s shelf registration statement.  The Company received proceeds net of underwriting discounts of approximately $26 million. The Company anticipates using the net proceeds to fund research and development (including on-going and future clinical trials), to provide working capital and for general corporate purposes.

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

Company Overview

Tularik is engaged in the discovery and development of a broad range of novel and superior orally available medicines that act through the regulation of gene expression. Tularik’s scientific platform is focused on three therapeutic areas: cancer, immunology and metabolic disease.  We currently have three drug candidates in clinical trials.  T67 is moving into a pivotal Phase 2/3 clinical trial for the treatment of Hepatocellular Carcinoma (HCC), and T607 is in four Phase 2 clinical trials for the treatment of HCC, non-

Hodgkin’s lymphoma, ovarian cancer and gastric cancer. T487, for the treatment of inflammatory diseases, is in a Phase 1 clinical trial to evaluate safety.  We have established strategic partnerships with Japan Tobacco Inc. (“Japan Tobacco”), Medarex, Inc. (“Medarex”) and Sankyo Company, Limited (“Sankyo”).

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our research collaborations, investments, intangible assets, income taxes, financing operations and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2002, these investment securities were classified as available-for-sale and consequently were recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings.  In determining whether a decline is other than temporary, management considers the following factors:

•                  length of time and the extent to which the market value has been less than cost;

•                  the financial condition and near-term prospects of the issuer; and

•                  our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Business Combination and Purchase Price Allocation

In July 2001, we acquired the computer-aided molecular design (“CAMD”) business of Protherics PLC. The total purchase price was allocated to software, laboratory equipment, furniture, computers, goodwill and liabilities. The value of the software was estimated based on Protherics’ costs to design, code and test the software. The software is being amortized over its useful life, which is estimated to be three years from the date of the acquisition. The value of the tangible assets acquired and liabilities assumed was estimated to be the carrying value at the date of the business combination. Goodwill was determined to be the excess purchase price over the assets acquired and liabilities assumed. We review the intangible assets for impairments at least annually.

Operating Results

For the quarter ended September 30, 2002, we incurred a net loss of $22.9 million, or $0.45 per share, compared to a net loss of $14.2 million, or $0.29 per share, for the same period in 2001. For the nine-month period ended September 30, 2002, we incurred a net loss of $67.9 million, or $1.35 per share, compared to a net loss of $35.3 million, or $0.72 per share, for the same period in 2001.

Revenue from collaborative research and development for the quarter ended September 30, 2002 was $5.6 million, compared to $8.5 million for the same period in 2001. Revenue from collaborative research and development for the nine-month period ended September 30, 2002 was $18.3 million, compared to $23.9 million for the same period in 2001. Revenue in the 2002 periods included payments for research collaborations with Japan Tobacco, the Roche Bioscience division of Syntex (U.S.A.) LLC (“Roche Bioscience”), Medarex and Sankyo. The decline in revenue was related to the termination of our obesity collaboration with Knoll AG in October 2001, the expiration of our obesity/diabetes collaboration with Japan Tobacco in September 2001, the termination of the research portion of our lipid disorders collaboration with Japan Tobacco in September 2001 and the expiration of the research portion of our collaboration with Roche Bioscience relating to inflammation in July 2002.  The decline was partially offset by revenue derived from our cancer collaboration with Medarex that was signed in January 2002 and our GPCR collaboration with Sankyo that was signed in June 2002.

In April 2002, the pharmaceutical division of Japan Tobacco discontinued the development portion of our lipid disorders collaboration. Japan Tobacco has the option to resume its participation in the development of a drug candidate identified in the collaboration by notifying us in writing at any time prior to the expiration of the 30-day period commencing upon receipt from us of the final report summarizing the results of the Phase 1 clinical trials for such drug candidate. In such an event, Japan Tobacco would be obligated to pay us 175% of the costs incurred from April 2002 until the date of re-engagement.  Japan Tobacco has waived this option with respect to a drug candidate in the metabolic disease area in exchange for a sharing in up-front payments from third parties for licenses to such drug candidate.

Total research and development expenses for the three- and nine-month periods ended September 30, 2002 increased to $26.3 million and $80.2 million, respectively, from $23.7 million and $64.2 million for the respective periods in 2001, due to the expanded research operations of Cumbre Inc., our majority-owned subsidiary, the acquisition of the CAMD business of Protherics PLC in the United Kingdom in July 2001 and an increase in manufacturing costs, sponsored research costs and costs related to additional research and development personnel.  Increased costs were partially offset by cost efficiencies realized in our compound screening efforts.

Total general and administrative expenses for the three- and nine-month periods ended September 30, 2002 were $2.9 million and $8.9 million, respectively, compared to $2.7 million and $8.9 million for the respective periods in 2001.  The $200,000 increase for the three-month period ended September 30, 2002 as compared to the respective period in 2001 is primarily due to higher patent legal expense.

Interest income and other income for the three- and nine-month periods ended September 30, 2002 declined to $1.1 million and $4.1 million, respectively, from $3.3 million and $12.2 million for the respective periods in 2001. This decrease was due to our lower cash, cash equivalent and investment balances and significantly lower interest rates during 2002.

Realized gains on sale of securities were $0.7 million and $2.8 million for the three- and nine-month periods ended September 30, 2001 and related to gains in our venture-stage investments.

Liquidity and Capital Resources

Since inception, our primary sources of funds have been the sale of equity securities, capital lease financings, non-equity payments from collaborators and interest income. Combined cash, cash equivalents and investments (both current and non-current) totaled $178.1 million at September 30, 2002 (including $21.1 million attributable to Tularik’s majority-owned subsidiary, Cumbre Inc.), a decrease of $63.8 million from December 31, 2001. The decrease was due to the use of $58.5 million to fund operations, the acquisition of property and equipment for $5.9 million, the repayment of long-term debt of $5.4 million, the use of $2.3 million to collateralize a building lease and an unrealized loss on investments of $1.3 million.  These reductions were partially offset by $3.6 million in proceeds from the issuance of long-term obligations and $5.8 million in proceeds from the issuance of common stock and from notes paid by stockholders. As of September 30, 2002, the average maturity of available-for-sale securities was approximately 165 days.  On October 22, 2002, we completed the issuance of 4,000,000 shares of common stock at a public offering price of $6.80 per share in a public offering under our shelf registration statement.  We received proceeds net of underwriting discounts of approximately $26 million.

We believe that our cash and investment securities, including the proceeds from our public offering in October 2002 and anticipated cash flow from existing collaborations, will be sufficient to support our operations through the second quarter of 2004. This estimate is a forward-looking statement that involves risks and uncertainties.  We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:

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

•                  a decision to make additional investments in Cumbre Inc., our majority-owned subsidiary, in the event Cumbre is unable to receive equity and debt financing from any third party;

•                  our ability to achieve our milestones and receive funding under collaboration arrangements;

•                  the costs involved in enforcing patent claims and other intellectual property rights; and

•                  the costs of establishing sales, marketing and distribution capabilities.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve for at least several years, we expect to finance future cash needs through the sale of equity securities, strategic collaborations and debt financing as well as interest income. In August 2001, we filed a registration statement on Form S-3 to offer and sell common stock and debt securities in one or more offerings up to a total amount of $250.0 million. Currently, $219.0 million remains available on the Form S-3, and we have no current commitments to offer and sell any securities that may be offered or sold pursuant to such registration statement. We cannot assure you that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, additional financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs. In addition, insufficient funds may cause us to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may also adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, this may result in substantial dilution to existing stockholders.

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

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below before purchasing our common stock. If any of the following risks actually occurs, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our common stock could decline, and investors might lose all or part of their investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also harm our business. If any of these additional risks and uncertainties occur, the trading price of our common stock could decline, and investors might lose all or part of their investment.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

We have generated operating losses since we began operations in November 1991. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. To date, we have no products that have generated any revenue. As of September 30, 2002, we had an accumulated deficit of approximately $247.1 million. Even if we succeed in developing a commercial product, we expect to incur losses for at least the next several years, and we expect that our losses will increase as we expand our research and development activities. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. If the time required to generate product revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. If we fail to obtain the necessary capital, we will not be able to fund our operations.

Because our product candidates are in an early stage of development, there is a high risk of failure.

We have no products that have received regulatory approval for commercial sale. All of our product candidates are in early stages of development, and we face the risks of failure inherent in developing drugs based on new technologies. None of our prospective products, including T67 and T607, is expected to be commercially available until at least 2006.

Two of our drug candidates, T67 and T607, operate in a similar manner. Based on results at any stage of clinical trials, we may decide to discontinue development of one or both of these compounds. Additionally, even if the clinical results are favorable for both compounds, we may decide to commercialize only one of the compounds.

Our products must satisfy rigorous standards of safety and efficacy before they can be approved by the United States Food and Drug Administration, or FDA, and international regulatory authorities for commercial use. We will need to conduct significant additional research, pre-clinical testing and clinical trials before we can file applications with the FDA for product approval. Clinical trials are expensive and have a high risk of failure. In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Any of our products may not attain market acceptance. Typically, there is a high rate of attrition for products in pre-clinical testing and clinical trials. Also, third parties may develop superior products or have proprietary rights that preclude us from marketing our products. If research and clinical testing is not successful or we fail to obtain regulatory approval, we will be unable to market and sell our future product candidates.

The progress and results of our animal and human testing are uncertain.

Pre-clinical testing and clinical development are long, expensive and uncertain processes. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, a single partial response or even a small number of partial responses is not necessarily indicative of success in demonstrating efficacy in Phase 2 and Phase 3 clinical testing. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Commercialization of our product candidates depends upon successful completion of clinical trials. We must provide the FDA and foreign regulatory authorities with clinical data that demonstrates the safety and efficacy of our products before they can be approved for commercial sale. None of our product candidates have advanced beyond Phase 2 clinical trials.

Any clinical trial may fail to produce results satisfactory to the FDA. The FDA could determine that the design of a clinical trial is inadequate to produce reliable results. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. We typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to oversee the operations of such trials and to perform data collection and analysis and, as a result, we may face additional delaying factors outside our control.

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

Two of our three current clinical candidates are cytotoxic agents directed to the treatment of cancer. Anti-cancer drugs of this type generally have a narrow therapeutic window between efficacy and toxicity. If unacceptable toxicity is observed in clinical trials, the trials may be terminated at an early stage. Drug-related deaths may occur in clinical trials with anti-cancer drugs, because drugs for the treatment of cancer are typically dangerous and cancer patients are critically ill.

We do not know whether our existing or any future clinical trials will demonstrate safety and efficacy sufficient to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of our products under development will prevent receipt of FDA approval and, ultimately, commercialization of our products.

We expect to open a Phase 2/3 trial program for T67 in approximately 750 first line HCC patients in early 2003. This trial is likely to take several years to complete and contemplates early termination if safety or efficacy data on the first 100 patients is unsatisfactory. The FDA has informed us that if trial results satisfy certain criteria, this one trial could support an application to market T67 for HCC, but additional trials may be necessary.  Additionally, the FDA has informed us that it will require additional preclinical testing of T67 prior to regulatory approval, and we are in the process of performing this additional testing. Any setbacks in our T67 program could cause a substantial decline in our stock price.

For additional information concerning the testing of our prospective products, see “Business—Government Regulation” in our Form 10-K for the year ended December 31, 2001.

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

Before commencing clinical trials in humans, we must submit and receive approval from the FDA of an investigational new drug application, or IND. Clinical trials are subject to oversight by institutional review boards and the FDA and:

•                       must be conducted in conformance with the FDA’s good clinical practice and other applicable regulations;

•                       must meet requirements for institutional review board oversight;

•                       must meet requirements for informed consent;

•                       are subject to continuing FDA oversight;

•                       may require large numbers of test subjects; and

•                       may be suspended by us or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of these trials.

While we have stated that we intend to file one to two INDs per year over the next several years, this is only a statement of intent, and we cannot assure you that we will be able to do so or that the FDA will approve any IND in a timely manner or at all.

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

If regulatory clearance of a product is granted, this clearance will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and efficacious. We cannot assure you that any compound developed by us, alone or with others, will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing clearance.

Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with FDA clearance described above.

For additional information concerning regulatory approval of our prospective products, see “Business–Government Regulation” in our Form 10-K for the fiscal year ended December 31, 2001.

Failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts.

We had approximately 400 employees as of September 30, 2002. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly-skilled chemists and clinical development personnel. The loss of the services of any of our management, scientific or development personnel, in particular David V. Goeddel, our Chief Executive Officer, could impede significantly the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic institutions and scientists, or if our existing academic collaborations are unsuccessful, our product development programs may be delayed. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain relationships.

The drug discovery methods we employ are relatively new and may not lead to the development of drugs.

The drug discovery methods we employ based upon the regulation of gene expression are relatively new. We do not know if these methods will lead to the discovery of commercially-viable drugs. Our two cancer product candidates undergoing clinical testing do not act by the regulation of gene expression. There is limited scientific understanding generally relating to the regulation of gene expression and the role of genes in complex diseases, and relatively few products based on gene discoveries have been developed and commercialized by drug manufacturers. Even if we are successful in identifying the pathways that cells use to control the expression of genes associated with specific diseases, these discoveries may not lead to the development of drugs. Furthermore, our drug discovery efforts are focused on a number of target genes, the functions of which have not yet been fully identified. As a result, the safety and efficacy of drugs that alter the expression of these genes have not yet been established. Therefore, we cannot assure our investors that our research and development activities will result in any commercially-viable products. We expect to continue to in-license or acquire additional product candidates to augment the results of our internal research activities, and in-licensed candidates may not prove to be successful.

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

The continuation of any of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations. All of our corporate collaborations have terms of five or fewer years, which is less than the period required for the discovery, clinical development and commercialization of most drugs. Each of our corporate collaboration agreements provides that, upon expiration of a specified period after commencement of the agreement, the corporate collaborator has the right to terminate the agreement on short notice, and each corporate collaboration agreement provides that these terminations do not require cause. Our collaboration with Merck was terminated by Merck in March 1999, our collaboration with Sumitomo expired in January 2000, our collaboration with Taisho was terminated by Taisho in March 2000, our collaboration with Knoll was terminated in October 2001, our collaboration with the pharmaceutical division of Japan Tobacco on obesity expired in September 2001 and the research portion of our collaboration with the pharmaceutical division of Japan Tobacco on lipid disorders was terminated in September 2001. Japan Tobacco discontinued the development portion of our lipid disorders collaboration in April 2002, and the research portion of our collaboration with Roche Bioscience relating to inflammation expired in July 2002. Our existing corporate collaboration agreements also may terminate before the full term of the collaborations. Moreover, we may not be able to renew these collaborations on acceptable terms, if at all. If funding from one or more of our corporate collaborations were reduced or terminated, we would be required to devote additional internal resources to product development or scale back or terminate some development programs or seek alternative corporate collaborators.

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

We may not be able to negotiate additional corporate collaborations on acceptable terms, if at all, and these collaborations may not be successful. Our quarterly operating results may fluctuate significantly depending on the initiation of new corporate collaboration agreements or the termination or expiration of existing corporate collaboration agreements.

If we do not realize value from our retained commercialization rights, we may not achieve our commercial objectives.

If we do not effectively exploit the commercialization rights we have retained, we may not achieve profitability. In most of our corporate collaborations, we have retained various commercialization rights for the development and marketing of pharmaceutical products, including rights for specific pharmaceutical indications or in specified geographical regions. For a description of programs for which we have retained commercialization rights, see “Business–Corporate Collaborations” in our Form 10-K for the fiscal year ended December 31, 2001. We may take advantage of these currently retained rights directly or may exploit retained rights through collaborations with others. The value of these rights, if any, will be largely derived from our ability, directly or with collaborators, to develop and commercialize drugs, the success of which is also uncertain.

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

Our commercial opportunity will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer side effects or are less expensive than our product candidates. With respect to our drug discovery programs, other companies have product candidates in clinical trials to treat each of the diseases for which we are seeking to discover and develop product candidates. These competing potential drugs are further advanced in development than are any of our potential products and may result in effective, commercially successful products. Even if we, alone or with our collaborators, are successful in developing effective drugs, our products may not compete effectively with these products or other successful products. Our competitors may succeed in developing and marketing products either that are more effective than those that we may develop, alone or with our collaborators, or that are marketed before any products we develop are marketed.

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

If our competitors successfully enter into acquisitions, partnering or other collaborative arrangements or license agreements, we will be precluded from pursuing those specific opportunities. Since many of these opportunities are unique, we may not be able to find an acceptable substitute. For additional information regarding the competition we face, see “Business–Competition” in our Form 10-K for the fiscal year ended December 31, 2001.

Because it is difficult and costly to protect our proprietary rights, we cannot ensure their protection.

Our commercial success will depend, in part, on obtaining patent protection on our products and successfully defending these patents against third-party challenges. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict with certainty the breadth of claims allowed in our patents and other companies’ patents.

The degree of future protection for our proprietary rights is uncertain, and we cannot assure our investors that:

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

Others may have filed, and in the future are likely to file, patent applications covering genes, gene products or therapeutic products that are similar or identical to ours. We cannot assure you that any patent applications or issued patents of others will not have priority over our patent applications or issued patents. We are aware of third-party patents in the biopharmaceutical area with broad claims that, if valid, could affect a wide variety of pharmaceuticals, including T67, T607 and other product candidates that we are pursuing. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. We cannot predict whether we or our collaborators would prevail in any of these actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

We are a party to various license agreements that give us rights to use specified technologies in our research and development processes. If we are not able to continue to license any such technology on commercially reasonable terms, our product development and research may be delayed. In addition, we generally do not control the patent prosecution of in-licensed technology and, accordingly, are unable to exercise the same degree of control over this intellectual property as we exercise over our internally developed technology.

We rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, academic collaborators and consultants to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary information.

Our research and development collaborators and scientific advisors may have rights to publish data and information in which we have rights. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our technology and other confidential information, then our ability to receive patent protection or protect our proprietary information will be imperiled. See “Business–Patents and Other Proprietary Rights” in our Form 10-K for the fiscal year ended December 31, 2001.

Even if regulatory authorities approve our products or product candidates for the treatment of the diseases we are targeting, our products may not be marketed or commercially successful.

We anticipate that the annual cost of our drug candidates for the treatment under each of the diseases for which we are seeking approval will be significant. These costs will vary for different diseases based on the dosage and method of administration. Accordingly, we may decide not to market any of our drug candidates for an approved disease because we believe that it may not be commercially successful. Market acceptance of and demand for our products and product candidates will depend on many factors, including the following:

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

If we do not progress in our programs as anticipated, our stock price could decrease.

For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. Our estimates are based on present facts and a variety of assumptions. Many of the underlying assumptions are outside of our control. If such milestones are not achieved when we expect them to be, investors could be disappointed, and our stock price may decrease.

We rely on third parties to conduct clinical trials for our drug candidates and those third parties may not perform satisfactorily.

We do not have the ability to independently conduct clinical trials for drug candidates, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to perform this function. We expect that our Phase 2/3 trial for the treatment of HCC with T67 will involve as many as 100 treatment sites and other logistical complexities. We plan to rely on a contract research organization to manage this trial. If third parties in this trial or others do not perform satisfactorily or meet expected deadlines, our clinical trials may be extended or delayed. We may not be able to locate any necessary acceptable replacements or enter into favorable agreements with them, if at all. In some cases, we may not be able to obtain regulatory approvals for our drug candidates and therefore may not be able to successfully commercialize our drug candidates for targeted diseases.

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

The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means will limit our commercial opportunity. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement similar government control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that any of our collaborators or we would receive for any products in the future. Further, cost control initiatives could adversely affect our collaborators’ ability to commercialize our products and our ability to realize revenues from this commercialization.

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

Genentech, Inc. is a potential competitor of ours and may be one of our investors. David V. Goeddel, our Chief Executive Officer and a member of our Board of Directors, is a consultant to Genentech. A. Grant Heidrich, III, Chairman of our Board of Directors, also serves on the board of directors of Millennium Pharmaceuticals, Inc. Millennium has publicly disclosed that it is pursuing programs that are competitive with, and may have scientific overlap with, our programs. Edward W. Holmes, M.D., a member of our Board of Directors, also serves on the Scientific Advisory Board of GlaxoSmithKline, which may be pursuing programs that compete with our programs. Additionally, members of our Board of Directors and management serve on the boards of directors of privately held companies which may have programs that are competitive with, and may have scientific overlap with, our programs.

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

We believe that our existing cash and investment securities, including the proceeds from our public offering in October 2002, and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through the second quarter of 2004. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in this filing and in our Form 10-K for the fiscal year ended December 31, 2001.

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

The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. We currently carry product liability insurance that covers our clinical trials. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We or our corporate collaborators may not be able to obtain insurance at a reasonable cost, if at all. While under various circumstances we are entitled to be indemnified against losses by our corporate collaborators, indemnification may not be available or adequate should any claims arise.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders. Moreover, sales by these stockholders could depress our stock price.

As of September 30, 2002, our directors, executive officers and holders of 5% or more of our outstanding common stock and their affiliates beneficially owned approximately 32.5% of our common stock. Accordingly, they collectively have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

As of September 30, 2002, Zurich Cantonalbank, together with its subsidiaries, including PharmaVision AG, owned approximately 22.4% of our outstanding common stock. David V. Goeddel, our Chief Executive Officer and a member of our Board of Directors, is a member of the board of directors of PharmaVision. Any decision by Zurich Cantonalbank or any other large stockholder to sell substantial amounts of our stock could depress our stock price.

Our stock price may be volatile, and investments in our stock could decline in value.

The market prices for securities of biotechnology companies, including our stock price, have been highly volatile and may continue to be highly volatile in the future. From January 1, 2002 through September 30, 2002, our common stock traded between $6.28 and $25.36. The following factors, in addition to other risk factors described in this filing, may have a significant impact on the market price of our common stock:

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

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:

•                     establish that members of the Board of Directors may be removed without cause upon the affirmative vote of stockholders owning at least two-thirds of our capital stock and removed for cause upon the affirmative vote of stockholders owning a majority of our capital stock;

•                     authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

•                     limit who may call a special meeting of stockholders;

•                     prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•                     require that candidates for director may be nominated only by our board of directors or by a stockholder who gives written notice to us no later than 90 days prior nor earlier than 120 days prior to the first anniversary date of the last annual meeting of stockholders, with similar advanced notice requirements for proposing matters that can be acted upon at stockholder meetings.

The financial results of Cumbre may impact our future operating results.

Cumbre Inc., our majority-owned subsidiary, raised $26.2 million by issuing Series B preferred stock in September 2001. Cumbre’s financial results are consolidated with our own. While two of our executive officers are on the board of directors of Cumbre and one of Cumbre’s founders and stockholders is on our board of directors, Cumbre’s management operating goals are different from our goals. Cumbre’s capital expenditures and operating expenses are expected to grow at a faster rate than ours, which may have a significant impact on our future consolidated operating results. As of September 30, 2002, Cumbre had options outstanding to purchase 1,226,967 shares of its common stock. Cumbre may issue additional options subsequent to September 30, 2002. These options may dilute our ownership interest in Cumbre.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk is principally limited to our cash equivalents and investments, which have maturities of less than two years.  We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from September 30, 2002 levels, the fair value of our portfolio would decline by approximately $352,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Foreign Currency Exchange Risk

Because we translate foreign currencies into United States dollars for reporting purposes, exchange rate fluctuations can have an impact, though generally immaterial, on our financial results.  We believe that our exposure to currency exchange risk is low because our German and United Kingdom subsidiaries satisfy their financial obligations almost exclusively in their local currencies.  As of September 30, 2002, we did not engage in foreign currency hedging activities.

Investment Risk

We are exposed to investment risks related to the changes in the fair value of our investments.  We have investments in equity instruments of one public and several private companies.  These investments are included in “Other investments” in the accompanying unaudited condensed consolidated financial statements.

As of September 30, 2002, we had an investment in the common stock of Merck & Co., Inc. with a carrying value of $4.0 million and a cumulative unrealized loss of $1.6 million.  The unrealized loss is included in “Accumulated other comprehensive loss” in the accompanying unaudited condensed consolidated financial statements.  We considered this decline to be temporary in nature as of September 30, 2002.

In addition to our investment in Merck & Co., Inc., we have invested $2.0 million in the preferred stock of several private companies.  These investments are being carried at cost.  We do not believe our preferred stock investments were impaired as of September 30, 2002.

Should the companies in which we have invested experience a deterioration of operating results or financial position, impairment charges may be necessary.

Item 4.      Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

Based on their evaluation as of a date within 90 days of the filing date of this report, our principal executive officer and principal financial officer have concluded that Tularik’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are sufficiently effective to ensure that the information required to be disclosed by Tularik in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

(b)  Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in Tularik’s internal controls.  Accordingly, no corrective actions were required or undertaken.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Part II.        OTHER INFORMATION

Item 5.      Other Information

Clinical Trial Update

On August 26, 2002, we announced that we had received a written response from the FDA that the study design for our pivotal trial program for T67, our lead anti-cancer drug for patients suffering from Hepatocellular Carcinoma (HCC), is satisfactory. This pivotal Phase 2/3 study is expected to include approximately 750 first line HCC patients and will be performed at numerous centers across the U.S., Europe and Asia. The purpose of this study is to evaluate the safety and efficacy of T67 in patients with HCC. We expect to open this trial early next year.

On September 17, 2002, we announced that we had initiated a Phase 1 clinical trial to evaluate the safety and pharmacokinetic profile of T487, an orally active small molecule agent that targets a cell surface protein involved in the inflammatory response. This dose-escalation trial is being conducted in up to 30 healthy adult volunteers in the United Kingdom. T487 acts by inhibiting the binding of specific chemokines to receptor sites on the surface of inflammatory cells known as lymphocytes. Chemokines are a group of peptides that play a key role in the migration of lymphocytes to the sites of inflammation in the body. By inhibiting migration of certain lymphocytes, T487 is expected to reduce inflammation in conditions such as rheumatoid arthritis, inflammatory bowel disease and psoriasis.

Sale of Common Stock

On October 22, 2002, we completed the issuance of 4,000,000 shares of common stock at a public offering price of $6.80 per share in a public offering under our shelf registration statement. We received proceeds net of underwriting discounts of approximately $26 million.

Board of Directors

In September 2002, Edward W. Holmes, M.D. was appointed to the Tularik board of directors.

Collaborations

On July 7, 2002, the research portion of our collaboration with Roche Bioscience related to inflammation expired.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

EXHIBIT NUMBER

3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws.
4.1	Specimen Common Stock Certificate. (2)
99.1	Certification, dated as of November 10, 2002, by Chief Executive Officer and Chief Financial Officer. (3)

(1)               Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(2)               Filed as an exhibit to our registration statement on Form S-1, as amended (File No. 333-89177), and incorporated herein by reference.

(3)               This certification accompanies this quarterly report on Form 10-Q and shall not be deemed “filed” by Tularik for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)  Reports on Form 8-K

On October 21, 2002, we filed a current report on Form 8-K relating to the sale of 4,000,000 shares of Tularik common stock at a public offering price of $6.80 per share in a public offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TULARIK INC.

November 13, 2002	by:	/s/ David V. Goeddel

David V. Goeddel
Chief Executive Officer

November 13, 2002	by:	/s/ Corinne H. Lyle

Corinne H. Lyle
Chief Financial Officer

CERTIFICATION

I,  David V. Goeddel, Chief Executive Officer of Tularik Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Tularik Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ David V. Goeddel
David V. Goeddel
Chief Executive Officer

CERTIFICATION

I,  Corinne H. Lyle, Chief Financial Officer of Tularik Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Tularik Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Corinne H. Lyle
Corinne H. Lyle
Chief Financial Officer