Form 10-K
period 2002-12-31
TULARIK INC
filed 2003-03-18
CIK 889057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NO. 000-28347

TULARIK INC.

(Exact Name of Registrant as In Its Charter)

Delaware	94-3148800
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

Two Corporate Drive

South San Francisco, California 94080

(650) 825-7000

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK $.001 PAR VALUE

(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $311,517,949*.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock listed on the Nasdaq National Market on February 28, 2003 was $136,225,406**.

The total number of shares outstanding of the Registrant’s common stock was 55,219,757 as of February 28, 2003.

*	Based on a closing price of $9.17 per share on June 28, 2002. Excludes 21,248,334 shares of the Registrant’s common stock held by current executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at February 28, 2003. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

**	Based on a closing price of $4.01 per share. Excludes 21,248,334 shares of the Registrant’s common stock held by current executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at February 28, 2003. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, to be filed with the Commission pursuant to Regulation 14A in connection with the 2003 Annual Meeting of Stockholders, are incorporated herein by reference into Part II and Part III of this annual report on Form 10-K.

Certain exhibits filed with the Registrant’s prior registration statements and periodic reports under the Securities Exchange Act of 1934 are incorporated herein by reference into Part IV of this annual report on Form 10-K.

PART I

Forward-Looking Statements

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

These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will” and other similar words and expressions. Discussions containing these forward-looking statements may be found in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. The risks discussed in “Risk Factors”, among other things, should be considered in evaluating our prospects and future financial performance. We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events or circumstances after the date of this document.

Item 1.    Business

Overview

Tularik Inc. seeks to discover and develop a broad range of novel and superior orally available medicines that act through the regulation of gene expression. Building on our scientific strengths, we intend to become a world-class pharmaceutical company. Our broad scientific platform addresses many human diseases that represent attractive potential commercial markets. We have diversified our drug discovery and development efforts not only across a large number of diseases, but also across multiple targets and drug candidates for these diseases. We currently have six different programs that fall within three therapeutic areas: cancer, immunology and metabolic disease. We were incorporated in California in 1991 and reincorporated in Delaware in 1997. Net losses were $93.8 million in 2002, $48.6 million in 2001 and $43.3 million in 2000.

The following table represents the current status of our drug discovery and development efforts:

(1)	investigational new drug (IND) application

Regulation of Gene Expression

Gene Expression.    The human body is composed of specialized cells that perform different functions and are organized into tissues and organs. All cells in the human body contain the same set of approximately 40,000 genes, referred to as the human genome. Approximately 10% of the total number of genes are activated, or expressed, in an individual human cell, and different subsets of genes are activated in distinct cell types. Most genes direct the production of specific proteins through a two-step decoding process, resulting in the production of approximately 10,000 different proteins in a typical cell. Proteins, such as hormones, enzymes and receptors, carry out critical biological functions. Gene activation is known as gene expression, and the selective activation of different subsets of genes in distinct cell types is referred to as differential gene expression. All functions of cells, tissues and organs are controlled by differential gene expression. As an example, cells in the pancreas known as beta cells make large amounts of the insulin protein, which is secreted and which circulates throughout the body, regulating glucose metabolism. The exclusive production of insulin by these cells reflects the fact that its encoding gene, the insulin gene, is expressed only in these specialized cells. In all other cells of the body, while the insulin gene is present, it is not expressed. Differential gene expression results in the carefully controlled, or regulated, production of functional proteins, such as insulin.

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

Advantages of Gene Regulation Approach.    Approaches to drug discovery that seek drug targets through the random sequencing of portions of the human genome generally do not lead to an understanding of the relevance of discovered genes as drug targets. Similarly, the identification of genes or proteins without an understanding of the pathways by which they operate may not permit identification of the optimal point of pharmaceutical intervention. In contrast, our approach, which involves both the discovery of gene function and the determination of the optimal target for effective therapeutic intervention, is designed to permit the identification of multiple targets within a pathway or subpathway that regulates genes. The potential to regulate the part of the pathway that causes a specific disease without impacting other parts of the same pathway that perform other functions may allow us to develop drugs that have fewer side effects than existing treatments. In addition, we believe that understanding the mechanism of action of drug candidates that act by the regulation of gene expression may allow us to select clinical indications and design clinical trials that have more predictable results than has typically been the case. Finally, gene regulation is fundamental to the development or progression of most diseases and, therefore, has broad applicability.

Integrated Drug Discovery and Development Platform.    We have developed a drug discovery and development infrastructure that we believe positions us to become a leading pharmaceutical company. Our drug discovery and development expertise includes molecular biology, high-throughput and virtual screening, biochemistry, structural biology, chemistry, pharmacology, pre-clinical and clinical testing, biometrics and regulatory affairs. Our management team has extensive drug discovery and development experience with large pharmaceutical companies. To complement our internal capabilities, we collaborate with world-renowned scientists and clinicians and with leading pharmaceutical companies. We believe that our integration of biology, chemistry, pharmacology and clinical development enhances our ability to find novel gene regulating drugs and that our drug discovery and development efforts are highly efficient and productive. To date, we have:

•	identified numerous novel proteins or targets that regulate the expression of disease-causing genes;

•	established more than 125 automated drug testing systems, known as high-throughput screening assays, that mimic the diseases addressed by our programs;

•	conducted more than 65 million drug screens using our library of more than 1,000,000 distinct, small molecule compounds or natural product extracts;

•	identified more than 25 drug leads;

•	identified drug candidates in all six of our programs that are undergoing pre-clinical testing consisting of animal studies designed to determine the feasibility of human testing in clinical trials; and

•	identified four drug candidates that are currently undergoing clinical testing in humans: we expect to initiate human testing designed to determine superiority over existing therapies, known as pivotal trials, of one anti-cancer drug candidate; we have initiated human testing designed to determine efficacy, known as phase 2 clinical trials, in multiple indications for another anti-cancer drug candidate; we have initiated human testing designed to determine safety, known as phase 1 clinical trials, of a drug candidate for the treatment of immune disorders; and we have initiated phase 1 clinical trials of a drug candidate for the treatment of diabetes.

Pre-clinical Milestones.    We expect to file investigational new drug, or IND, applications with the United States Food and Drug Administration, or FDA, on one to two of our lead compounds per year over the next several years, including 2003. We have more than 25 drug leads in six different programs, with advanced lead compounds in each of our six programs. Each of these advanced lead compounds has shown activity in animal models of the relevant disease and represents a new approach to treatment.

Attractive Commercial Opportunities.    Our six different programs fall within three therapeutic areas: cancer, immunology and metabolic disease. These programs offer potential opportunities to develop drugs for many therapeutic indications. The significant unmet medical and quality-of-life needs for these diseases represent attractive potential commercial markets. We intend to commercialize drugs independently and through collaborations with pharmaceutical partners, and to date, we have retained significant rights to independently market products resulting from most of our programs. The breadth of our current activities and the potential for the application of our platform to additional diseases reduce the risks associated with drug discovery, development and commercialization.

Our Strategy

Our objective is to build a world-class pharmaceutical company that discovers, develops and commercializes novel and superior medicines that act through the regulation of gene expression. The key elements of our scientific and business strategy to achieve our objective are:

Emphasize scientific excellence across our multidisciplinary drug discovery and development platform.    We intend to build on the excellence in biology embodied in our target discovery, assay development and screening capabilities by continuing to integrate high quality efforts in structural biology, chemistry, pharmacology and pre-clinical and clinical development. We plan to add management and technical expertise at each stage of our growth. Important components of our strategy include entering into collaborations with leading pharmaceutical companies and internally developing and in-licensing state-of-the-art technologies as needed.

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

Develop orally available small molecule drugs.    Our drug discovery and development efforts generally focus on orally available small molecule drugs. Small molecules are ideally suited for penetrating cells to reach the gene regulatory mechanisms that are within the cell to stimulate or inhibit the function of intracellular targets. The major commercial advantage of small molecule therapeutics is the potential for oral administration. In addition, these drugs can be manufactured by conventional methods, resulting in lower manufacturing costs and higher margins than for other types of drugs, such as protein therapeutics.

Increase likelihood of commercial success through diversification.    To reduce the risks inherent in drug discovery and development and our reliance on any one of our programs, we have diversified our drug discovery and development efforts by pursuing a large number of diseases and multiple targets and drug candidates for these diseases. Where appropriate, we will pursue drug candidates that act through mechanisms of action other than through the regulation of gene expression and/or that are not orally available small molecule drugs.

Sustain a pipeline of drug candidates and accelerate drug development.    We expect our productive and efficient drug discovery and development platform, coupled with the breadth of our programs, to consistently yield a large number of drug candidates. We subject each drug candidate to rigorous pre-clinical scrutiny and determine its mechanism of action before we enter clinical trials. This enables us to obtain the best drug candidate for each indication and to focus financial resources only on drug candidates that we believe are the most likely to become approved drugs. We may be able to accelerate approval and commercialization by developing a detailed understanding of our products’ characteristics, which may enable us to select optimal clinical indications and design the most appropriate clinical trials. We intend to augment our internal discovery and development efforts by obtaining licenses to promising clinical candidates, although we have not been successful in these efforts to date.

Retain most attractive commercial rights.    We intend to build a world-class pharmaceutical company with the objective of bringing to market novel and superior medicines. We expect to maximize the value of our drug candidate pipeline by retaining certain commercial rights, especially in geographies where we can develop and market drugs independently. We have retained worldwide rights to all compounds in our programs that are currently in the clinic. In North America, we intend to develop a focused sales force to market products to specialty physicians. We intend to seek corporate collaborations or joint ventures to develop drugs to be prescribed by general practice physicians or a large number of specialists. In addition, we intend to continue to selectively collaborate with pharmaceutical and biotechnology companies to accelerate product commercialization in Asia and possibly Europe. Currently, two corporate partners, the pharmaceutical division of Japan Tobacco Inc. and Sankyo Co., Ltd., fund portions of our research directed to the metabolic disease area and against a class of targets that have produced a number of successful drugs, respectively. In addition, we have a collaboration with Medarex, Inc. to develop human antibodies against three of our oncogene-encoded targets.

Product Development

Our drug discovery and development system is broadly applicable to a wide range of diseases. We have applied this system to diseases that represent attractive potential markets with significant patient populations that are underserved by current therapeutic products. Our pipeline includes two anti-cancer drug candidates, one drug candidate for the treatment of immune disorders and one anti-diabetic drug candidate in clinical testing, pre-clinical drug candidates in all six of our programs and more than 25 drug leads. The following table summarizes key information about our programs:

Program	Pre-clinical/Clinical Status	Key Achievements
Cancer
T67	Phase 2/3

Discovered at Tularik, T67 is an anti-cancer drug candidate that binds irreversibly to the same protein targeted by the cancer drugs Taxol® and vincristine. We expect to initiate a phase 2/3 clinical trial of T67 for the treatment of hepatocellular carcinoma (HCC), or liver cancer, in the first quarter of 2003.

T607	Phase 2

Discovered at Tularik, T607 is an analog of T67 that may have advantages over T67 in that it has a reduced ability to enter the brain. We commenced a phase 2 clinical trial program of T607 in 2002. T607 is being evaluated in patients with HCC, ovarian cancer, gastric cancer, esophageal cancer and non-Hodgkin’s lymphoma.

Immunology

Immune disorders: T487	Phase 1

Discovered by Tularik in collaboration with ChemoCentryx, Inc., T487 is an orally active small molecule drug candidate that targets a protein involved in the inflammatory response. We commenced a phase 1 clinical trial program of T487 in the United Kingdom in healthy volunteers in 2002.

Inflammation	IND candidate

We have discovered a series of compounds that inhibit expression of inflammatory response genes in animals. In addition, we have elucidated key gene regulation pathways and discovered numerous proteins involved in inflammatory gene regulation.

Metabolic Disease

Diabetes: T131	Phase 1

T131 is an orally active small molecule drug candidate that binds to the same protein targeted by the insulin sensitizing drugs Actos® and Avandia®. We commenced a phase 1 clinical trial of T131 in the United Kingdom in healthy volunteers in January 2003.

Lipid disorders	IND candidate	We have identified a series of lead compounds that improve cholesterol profile in animals and discovered regulatory pathways involved in cholesterol metabolism.

Obesity	IND candidate	We have identified compounds with activity in animal models predictive of anti-obesity efficacy.

None of our programs are expected to generate commercially available drugs until at least 2006.

Clinical Programs

We currently have four drug candidates in clinical development: two in our cancer program, one in our immunology program and one in our metabolic disease program. The anti-cancer drug candidates are T67 and T607, the immune disorders drug candidate is T487 and the anti-diabetes drug candidate is T131.

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

We expect to initiate a phase 2/3 clinical trial in patients with HCC, or liver cancer, in the first quarter of 2003. The primary endpoint of this pivotal study is patient survival. In addition, we are currently conducting a clinical trial exploring the activity of different dosage regimens of T67, as well as a combination clinical trial exploring the activity of T67 when used with doxorubicin. According to the World Health Organization, liver cancer is the third leading cause of cancer death worldwide. Approximately one million new cases of liver cancer are reported annually, according to a presentation at a recent National Institutes of Health conference. Currently, there is no effective therapy for liver cancer, making it an attractive commercial opportunity and a possible candidate for the FDA’s fast track program.

T607.    T607 is an analog of T67 and similarly targets tubulin through a unique mechanism involving irreversible binding. Animal studies indicate that T607 is distinct from T67 because T607 has a reduced ability to enter the brain, which may make it suitable for the treatment of different tumor types than T67. We are conducting phase 2 clinical trials in HCC, ovarian cancer, gastric cancer, esophageal cancer and non-Hodgkin’s lymphoma.

Immunology

Immune Disorders:  T487.    While our immune response plays a beneficial role in protecting us from bacterial and viral infections, inappropriate immune responses can cause diseases or lead to conditions such as allergy, asthma, type 1 diabetes and multiple sclerosis, as well as rheumatoid arthritis, inflammatory bowel disease and psoriasis. We seek to develop orally administered drugs that work in a new way to selectively inhibit cells that mediate undesirable immune responses. We have focused on inhibiting certain receptors that regulate trafficking and migration of the cells of the immune system. T487 is an orally active small molecule drug candidate that targets a protein involved in the inflammatory response. T487 was discovered by Tularik in collaboration with ChemoCentryx, Inc. We are conducting phase 1 clinical trials of T487 in the United Kingdom in healthy volunteers.

Metabolic Diseases

Diabetes: T131.    Type 2 diabetes is a chronic, progressively debilitating disease and, according to the American Diabetes Association, represents 90% of the total population of people with diabetes. Its prevalence is increasing as a function of the aging population and the increase in obesity. Type 2 diabetes usually develops after the age of 40 and is characterized by the body’s inability to respond to insulin. Recently, a new class of drugs has been introduced that permits type 2 diabetics to make better use of the insulin produced by their bodies or taken by injection. Drugs in this class, including Actos® and Avandia®, have proven to be effective for the treatment of type 2 diabetes but have also been associated with undesirable side effects, such as weight gain, fluid retention and anemia. T131 is an orally active small molecule drug candidate that binds to the same protein targeted by the insulin sensitizing drugs Actos® and Avandia®. We believe that T131 may not have the undesirable side effects associated with currently available drugs, which limit the number of eligible patients and increase the costs associated with monitoring for adverse effects after initiation of treatment. We are conducting phase 1 clinical trials of T131 in the United Kingdom in healthy volunteers.

Pre-clinical Programs

Immunology

Inflammation.    Under normal circumstances, inflammation is an important defense response to injury and infection. An early step in the inflammatory response is the recruitment of white blood cells, or leukocytes, from the circulatory system to damaged or infected tissue. Excessive or prolonged accumulation of leukocytes can lead to inflammatory conditions, including rheumatoid arthritis, inflammatory bowel disease, psoriasis, multiple sclerosis and asthma. Inflammatory messengers act by binding to specific cell surface receptors that, in turn, set off signaling events culminating in the expression of many inflammatory response genes. The crucial roles played by particular inflammatory messengers in several inflammatory disease states have been clearly demonstrated by studies utilizing antibodies and soluble receptors that neutralize the activities of particular inflammatory messengers. The efficacy demonstrated by Enbrel®, a soluble inflammatory messenger receptor, has validated this concept for the treatment of rheumatoid arthritis. We believe that an orally available drug of comparable efficacy would represent a competitive advantage over drugs that must be injected, such as Enbrel®.

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

We collaborated with the Roche Bioscience division of Syntex (U.S.A.) LLC in inflammation research between July 1997 and July 2002.

Metabolic Diseases

Lipid Disorders.    Cardiovascular disease is the leading cause of death in the developed world according to the National Institutes of Health. The most clinically significant diseases, angina and myocardial infarction, are causally related to elevated levels of low-density lipoprotein, or LDL, cholesterol or low levels of high-density lipoprotein, or HDL, cholesterol in the blood stream. The risk of death begins to increase when LDL cholesterol levels rise above 126 mg/dl or when HDL cholesterol levels drop below 35mg/dl. The risk of disease progressively worsens with more pronounced changes in these lipoproteins. To date, statins are the most successful drugs for lowering LDL cholesterol levels. Despite the success of statins, there is a significant patient population, particularly those individuals having low HDL cholesterol, with or without substantially elevated LDL cholesterol, for which these drugs alone are insufficient to achieve the desired efficacy. We believe that a drug that increases HDL cholesterol may show improved efficacy relative to the current agents in selected patients.

Our scientists have extended the understanding of the mechanisms responsible for the body’s metabolism of triglycerides, or fat, and cholesterol. These scientists have studied an important receptor involved in the process of regulating HDL cholesterol blood levels. We have established proprietary biochemical assays for high-throughput screening to detect activators of this receptor and have identified compounds that elevate HDL cholesterol levels in animal models.

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

Obesity.    Body weight is determined and regulated by a variety of genetic and environmental factors. Weight change is influenced by eating behavior and by energy utilization as determined by exercise and metabolic rate. According to the National Institutes of Health, obesity increases the risk of serious human diseases, including type 2 diabetes, coronary artery disease and hypertension. There is a large, unmet need for a treatment for obesity.

We have a robust program that currently is focused upon multiple pathways involved in obesity. One of the pathways we are evaluating involves a family of proteins thought to play a role in regulating satiety. Another pathway we are evaluating involves a protein that may play a role in the metabolism of fat. For each of these pathways, our scientists have discovered a series of compounds that block the activation of a promising target within this family of proteins. Compounds from both of these series have been shown to reduce body weight gain in animal models of obesity.

We collaborated with Knoll AG in obesity from November 1998 to October 2001. We collaborated with the pharmaceutical division of Japan Tobacco in obesity research from September 1996 to September 2001.

Oncogene Discovery Program

Our Oncogene Discovery Program focuses on the identification of novel cancer genes. To date, Tularik scientists have discovered 29 amplified oncogenes using Representational Difference Analysis (RDA) or related microarray technology. RDA works by sampling DNA from healthy and diseased cells from the same person and rapidly comparing the two samples to identify cancer genes. RDA does not require either prior hereditary clues or an extensive sample collection from high-risk families that have a history of disease. Prior to the time we obtained a license to this technology, RDA was utilized to isolate two tumor suppressor genes, BRCA2 and PTEN. We believe these proprietary approaches will allow us to identify virtually all remaining amplified oncogenes in the next few years.

We believe that 17 of the oncogenes identified thus far are potential candidates for small molecule intervention and that 15 of these potential oncogenes encode cell-surface targets for antibody development. We intend to devote our internal drug discovery efforts to small molecule therapeutics and work with partners on those oncogenes that are suitable for the development of therapeutic antibodies. To this end, we have a collaboration with Medarex, Inc. to develop human antibodies against three of our oncogene-encoded targets. We will share clinical development costs and commercialization rights equally with Medarex.

Drug Discovery and Development

We believe that our integrated drug discovery and development platform places us in a leading position to discover, develop and commercialize novel, orally available drugs. We continually seek to identify and apply novel technologies and methods to our multi-faceted drug discovery effort.

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

Our scientists use a combination of biochemical, molecular biological and genetic approaches to discover novel regulatory proteins. Once a regulatory protein has been identified, we clone and express the gene that encodes that protein. Cloning the regulatory protein allows us to conduct target validation, which is the biological evaluation of the protein’s specific function in the disease process. We evaluate the physiological function of potential drug targets that we discover by manipulating their expression in cells, by mapping the pathways by which they interact with other regulatory proteins to regulate genes and by understanding the cell types in which they are expressed. This information can be critical to assessing the suitability of a gene regulatory protein as a target for pharmaceutical intervention.

In our target discovery efforts, we also search publicly available genome databases, including data derived from the Human Genome Project. In the cancer area, we seek to discover novel cancer genes using Representational Difference Analysis or related microarray technology. Some of these cancer genes may be targets for small molecule intervention.

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

Primary Assays

We use primary assays specific to each target or program to rapidly search our compound screening library for chemical structures that hold promise for further study, or hits. We design and implement two main types of primary assays, as described below. We performed high-throughput screening with approximately 48 assays in 2002.

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

High-throughput Screening

We have developed innovative hardware and software systems to automate the entire drug screening process, from the preparation of solutions of the test substances for screening to the analysis of the data generated from the assays. In our automated screening facility, we can annually generate more than 20 million sample evaluations in our assays. In 2002, we performed more than 21 million of these sample evaluations. Our automated systems can be configured to run a wide variety of assay formats. Our data management system stores the data for hundreds of thousands of samples, each tested in dozens of assays. This relationally integrated system manages sample inventories through a bar code system, configures plates for a wide variety of experiments and coordinates the screening of large numbers of plates across multiple assays. The data management system electronically recalls and presents data in formats that allow rapid recognition of active compounds or extracts. This gives each of our scientists the ability to analyze the results for a given assay within the context of the entire drug discovery database, including the results of all past screening assays.

Virtual screening is the process by which computers calculate the theoretical binding affinity between a very large number of possible chemical structures and the active site of cellular receptors or enzymes for which the molecular structure has been solved. We added virtual screening to our capabilities in 2001 with the acquisition of the computer-aided molecular design (CAMD) unit of Protherics PLC, now known as Tularik Ltd. Through this transaction, we acquired proprietary computational chemistry software and a team of experienced software designers, as well as computational chemists and medicinal chemists. The key aspect of the CAMD technology is a set of proprietary computational software tools that facilitate the identification of novel compounds. The use of virtual screening to complement our high-throughput screening capabilities may accelerate the discovery of high-quality leads against our validated targets.

Screening Library

Access to large libraries of highly diverse molecular structures is an important aspect of our drug discovery efforts. We currently have a library of more than 1,000,000 synthetic compounds or natural product extracts. This library includes individual synthetic compounds, combinatorial chemical libraries that contain synthetic compounds incorporating desirable molecular features and also includes a natural product collection of independent samples derived from microbial, plant and marine sources. This library is supplemented with chemical libraries provided by our collaborators for specific programs.

Secondary Assays

Secondary assays are designed to eliminate those “hits” that lack potency or specificity, or have unwanted characteristics. If a compound survives the secondary assay screening process, it is then subjected to further testing and, ultimately, chemistry optimization. Generally, hits with promising results in animal models and desirable chemical characteristics become lead compounds.

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

Structural Biology.    Structural biology techniques aid in drug design and optimization by providing molecular “snapshots” that allow scientists to visualize the interactions between a drug or lead and its protein target. These interactions are analogous to the fit between a lock and a key. Nuclear magnetic resonance, spectroscopy and X-ray crystallography comprise the essential techniques of structural biology. We have established state-of-the-art laboratories that allow us to readily utilize these powerful tools for lead optimization. Utilizing structural information, chemists can design and synthesize new analogs of lead compounds that are likely to have a better fit with the target protein, and hence have greater potency. We are applying structural biology broadly and have ongoing efforts in many of our drug discovery programs.

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

Research and Development Expenses

Our research and development expenses were $108.8 million in 2002, $91.2 million in 2001 and $64.8 million in 2000.

Corporate Collaborations

To assist in product commercialization and to fund research and development activities, we have established and will continue to pursue collaborations with selected pharmaceutical and biotechnology companies. We currently have two research stage collaborations that provide research funding: one with the pharmaceutical division of Japan Tobacco Inc. relating to metabolic diseases and the other with Sankyo Co., Ltd. to jointly discover and develop human therapeutics that act on a class of targets known as orphan G-protein coupled receptors (GPCRs). In addition, we have a collaboration with Medarex, Inc. to develop human antibodies against three of our oncogene-encoded targets. From our inception to December 31, 2002, we received a total of $215.4 million, including $200.0 million in research funding and $15.4 million from equity purchases, from these corporate collaborations as well as other collaborations including: a prior research alliance with Merck & Co., Inc. that terminated in March 1999; a prior research alliance with Sumitomo Pharmaceuticals Co., Ltd. that expired in January 2000; a research alliance with Eli Lilly & Co. relating to the prevention of blood clotting that expired in December 2001; and a research alliance with the Roche Bioscience division of Syntex (U.S.A.) LLC relating to inflammation that terminated with respect to the research stage in July 2002. In addition, there have been several collaborations that have ended without any ongoing rights or responsibilities of either party, other than an obligation to maintain as confidential the proprietary information of the other party for a period of time. These collaborations include: a prior research alliance with Taisho Pharmaceutical Co., Ltd. that terminated in March 2000; two other alliances with the pharmaceutical division of Japan Tobacco, one of which expired in September 2001 and one of which terminated in April 2002; and a prior research alliance with Knoll A.G. that terminated in October 2001.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for additional details relating to funding received to date and future funding payable under existing corporate collaboration agreements. In addition, we have a number of scientific collaborations with academic and medical institutions and biotechnology companies under which we have in-licensed technology. We intend to pursue further collaborations as appropriate.

The table below summarizes the economic rights currently held by us and our corporate collaborators and additional details relating to specific corporate collaboration agreements.

Research Area	Ongoing Corporate Collaborator	Economic Rights Holder
		North America	Europe	Asia
Cancer
T67	—	Tularik	Tularik	Tularik
T607	—	Tularik	Tularik	Tularik
Cancer gene discovery:
3 antibody targets	Medarex	Profit split	Profit split	Profit split

Immunology
Immune disorders	—	Tularik (Royalties to ChemoCentryx)	Tularik (Royalties to ChemoCentryx)	Tularik (Royalties to ChemoCentryx)
Inflammation	—	Tularik (Royalties to Roche Bioscience)	Tularik (Royalties to Roche Bioscience)	Tularik (Royalties to Roche Bioscience)

Metabolic Disease
Lipid disorders	—	Tularik	Tularik	Tularik
Diabetes	—	Tularik	Tularik	Tularik
Obesity	—	Tularik	Tularik	Tularik
Metabolic diseases:
certain targets	The pharmaceutical division of Japan Tobacco	Profit split	Profit split	Profit split

Class of targets known as GPCRs:
certain targets	Sankyo	Profit split	Profit split	Sankyo
Viral Diseases	—	Merck	Merck	Merck
Heart Diseases	—	Lilly	Lilly	Lilly

Ongoing Collaborations

    The pharmaceutical division of Japan Tobacco (Metabolic Diseases)

In June 2000, we entered into a collaborative agreement with the pharmaceutical division of Japan Tobacco for the discovery, development and commercialization of products against certain targets for the treatment of metabolic diseases. We are responsible for basic research and high-throughput screening, while Japan Tobacco shares responsibility for medicinal chemistry and is responsible for preclinical development. For purposes of the collaboration, we formed a wholly owned subsidiary, Tularik Pharmaceutical Company, which is focused on discovering small molecule, orally available drug candidates useful to treat or prevent metabolic diseases. The subsidiary is located in South San Francisco, California.

In connection with the collaboration, Japan Tobacco has made payments of $52.7 million to us, as of December 31, 2002, and has agreed to make additional research and other payments to us of approximately $18.5 million during the remaining term of the research program being conducted under the agreement. Expenses incurred in conjunction with the development and commercialization of any compound identified by the subsidiary will be shared equally by us and Japan Tobacco. We and Japan Tobacco will also share equally all profit and/or revenues from the commercialization of any compound identified by the subsidiary during the collaboration. We retain exclusive marketing and sales rights in the United States and Canada. Japan Tobacco retains exclusive marketing and sales rights in Japan and Korea. Japan Tobacco and Tularik jointly determine marketing strategy in other countries. The marketing and sales rights shall continue until the later of the expiration of all patent rights covering the product or the date at which the product no longer generates sales revenue.

The research collaboration may be terminated by Japan Tobacco at the end of the third and fourth years of the five-year research collaboration, on prior written notice. Either party may terminate the agreement at any time upon a material breach by the other party of its obligations under the agreement. Each party may elect to terminate its co-development obligations with respect to, and profit sharing interest in, a given collaboration product upon prior written notice to the other party. In such case, the other party may continue to develop and commercialize such product at its expense, subject to an obligation to pay a royalty on sales of such product to the party that terminated its co-development and co-promotion of such product. Japan Tobacco and we have agreed not to conduct research on targets that are the subject of the collaboration, or develop compounds against these targets, independently or with any commercial third party, prior to the termination of the collaboration. Following termination of the collaboration, Japan Tobacco and we will jointly own rights in intellectual property created during the collaboration. The parties have agreed to maintain the confidentiality of information produced during the collaboration. Japan Tobacco has the option to purchase the subsidiary at various times starting in 2003 at escalating prices and the option to purchase the subsidiary upon a change of control of Tularik.

Sankyo (Certain GPCR Targets)

In June 2002, we entered into a collaboration with Sankyo to jointly discover and develop human therapeutics that act on a class of targets known as orphan G-protein coupled receptors (GPCRs). Both Sankyo and we are responsible for high-throughput screening, medicinal chemistry and development of resulting compounds. Under the agreement, Tularik received a $2.0 million cash payment in recognition of its contribution of five GPCR targets to the collaboration. Sankyo has the option to select one or more of these five targets for further development at the end of the first year of the collaboration. Once target(s) have been selected, Sankyo will support Tularik’s research and pre-clinical development activities relating to compounds with activity against these target(s) for up to four years. Sankyo may terminate the agreement after the first year of the collaboration for any reason, or at the end of each ensuing year if intellectual property considerations prevent the collaboration with respect to the selected target. Either party may terminate the agreement at any time upon a material breach by the other party. Sankyo and we have agreed not to conduct research on targets that are the subject of the collaboration, or develop compounds against these targets, independently or with any commercial third party, prior to the termination of the collaboration. Sankyo has agreed not to conduct research on targets that were formerly the subject of the collaboration for a period that ranges from two to seven years following the termination of the collaboration. Following termination of the collaboration, Sankyo and we will jointly own rights in intellectual property created during the collaboration. The parties have agreed to maintain the confidentiality of information produced during the collaboration.

The parties will share equally all clinical development costs and profits in the United States and Europe. We are entitled to milestone payments that could total $12.5 million per compound and royalty payments as these compounds progress through clinical trials to registration outside of the United States and Europe. The obligation to pay royalties will expire upon the later of expiration of intellectual property rights covering the product or ten years following the first commercial sale of the product in each country. Sankyo has made a total of $5.6 million in research payments through December 31, 2002.

Medarex (Antibodies against Three Cancer Genes)

As part of the cancer gene discovery program, in January 2002, we announced a collaboration with Medarex to develop human antibodies against three of our targets against cancer. Medarex is responsible for performing and funding all research and preclinical development activities prior to phase 1 clinical trials, while both Medarex and we will share equally clinical development costs and commercialization rights on a worldwide basis. However, either party may elect to terminate its participation in the co-promotion of products upon prior written notice to the other party, in which case the other party may exclusively commercialize a product subject to the payment of milestones that could total $8.5 million for the first product against a given target, $7.5 million for the second product against that same target and $6.5 million for each additional product against that same target and royalty payments to the party that elects not to participate in co-promotion. We have not received any milestone or royalty payments to date. The obligation to pay milestones and royalty payments will expire upon the later of expiration of intellectual property rights covering the product or ten years following the first commercial sale of the product in each country. Either party may terminate the agreement at any time upon a material breach by the other party or in connection with the other party’s bankruptcy. During the collaboration, Medarex and we have agreed not to develop human antibodies against the targets that are the subject of the collaboration, independently or with any commercial third party. Following termination of the collaboration, Medarex and we will jointly own rights in intellectual property created during the collaboration. The parties have agreed to maintain the confidentiality of information produced during the collaboration.

Under the terms of a related stock purchase agreement, Medarex purchased 100,036 shares of our common stock in January 2002 at $49.98 per share for an aggregate purchase price of $5.0 million.

Other Agreements

Cold Spring Harbor Laboratory (Representational Difference Analysis)

Amplicon Corporation had been the exclusive licensee of the rights of Cold Spring Harbor Laboratory in Representational Difference Analysis, and we acquired these rights held by Amplicon when we acquired Amplicon in 1997. In connection with our acquisition of Amplicon, we established a research collaboration with Cold Spring Harbor Laboratory. As part of this collaboration, Dr. Michael Wigler of Cold Spring Harbor Laboratory supervises research using Representational Difference Analysis to search for tumor suppressor genes and DNA sequences that are amplified in cancer. In addition, we may elect to obtain licenses under inventions made under the research collaboration. We intend to utilize the results of this research collaboration and new discoveries from Dr. Wigler’s laboratory to develop proprietary technologies for drug discovery. Either party may terminate the research collaboration for breach. We may terminate the agreement, and our exclusive license to Representational Difference Analysis, at any time following notice. Cold Spring Harbor Laboratory may not terminate the agreement, other than for breach. We are obligated to make annual payments to Cold Spring Harbor Laboratory during the term of the research collaboration. We have paid $4.4 million to date under this collaboration.

Lilly (Heart Diseases)

As part of our acquisition of the computer-aided molecular design (CAMD) unit of Protherics PLC, we acquired rights under a research collaboration with Lilly relating to the treatment of blood clots. We were primarily responsible for computer-aided molecular design of compounds, and Lilly was primarily responsible for development of these compounds. The research portion of the Lilly collaboration concluded in December 2001. However, Lilly is advancing a compound with activity against a target associated with the treatment of blood clots through its clinical development process. Lilly may cease development of this compound at any time. In addition to a $1.5 million success milestone payment received in November 2001 and a $1.5 million success milestone payment received in November 2002 related to this compound, we are entitled to milestone payments as Lilly continues to advance this compound through the clinical development process. These payments could total $25 million in the aggregate. We are entitled to additional payments for other compounds against this target should any compounds progress through clinical trials to registration. Royalties are payable from Lilly on sales of products emerging from the collaboration. The obligation to pay milestones and royalty payments will expire upon the later of expiration of intellectual property rights covering the product or ten years following the first commercial sale of the product in each country. Tularik Ltd., our United Kingdom subsidiary, has agreed not to conduct research on compounds to treat blood clots, independently or with any commercial third party, prior to the termination of the collaboration. Following termination of the collaboration, Lilly is permitted to use technology created during the collaboration. The parties have agreed to maintain the confidentiality of information produced during the collaboration. Lilly paid a total of $2.2 million in research payments to Protherics PLC and us during the collaboration.

Merck (Viral Diseases)

In December 1993, we established a collaboration with Merck to discover and develop compounds for the prevention or treatment of specified viruses. We were responsible for basic research, high-throughput screening and medicinal chemistry on certain targets. The research portion of this collaboration was terminated by Merck in March 1999. Merck is advancing a compound with potential activity against the human immunodeficiency virus, or HIV, through its clinical development process, and we believe that this compound resulted from our collaboration prior to the two-year anniversary of the expiration of the collaboration. Merck has exclusive, worldwide manufacturing and marketing rights to develop and commercialize products that result from our collaboration. Pursuant to the terms of the collaboration agreement, if Merck commercializes products resulting from the collaboration, Merck is obligated to pay us royalties on sales of such products. The obligation to pay royalties will expire upon the later of expiration of intellectual property rights covering the product or seven years following the first commercial sale of the product in each country. We have agreed not to conduct research in specified anti-viral areas, independently or with any commercial third party, that are in the same field as that covered by our corporate collaboration agreement with Merck for as long as Merck is advancing the compound with potential activity against HIV. Each party retains ownership of all inventions and any related patents made solely by its employees during the course of the collaboration, except that Tularik’s rights are limited by Merck’s license rights. The parties have agreed to maintain the confidentiality of information produced during the collaboration. Merck paid us $18.4 million in research payments during the collaboration.

Under the terms of a related stock purchase agreement, Merck purchased 400,000 shares of Series D Preferred Stock in January 1994, which were converted into the same number of shares of our common stock in connection with our initial public offering, at $5.00 per share for an aggregate purchase price of $2.0 million.

Roche Bioscience (Inflammation)

In 1997, we established a collaboration with Roche Bioscience to discover, develop and market anti-inflammatory gene regulating drugs. We were responsible for target discovery research and high-throughput screening, while Roche Bioscience shared responsibility for medicinal chemistry. The research stage of this agreement ended in July 2002.

Prior to July 2003, either party may commercialize compounds resulting from the research program for all indications, subject to the payment of royalties on sales of the compound. The first party to commence pre-clinical development of such a compound receives exclusive commercialization rights to that compound and must pay the other party royalties on sales of that compound and, in the case of compounds commercialized by Roche Bioscience, milestone payments that could total $10 million per compound. The obligation to pay royalties will expire upon the later of expiration of intellectual property rights covering the product or ten years following the first commercial sale of the product in each country. Following July 2003, the first party to commence pre-clinical development of a compound resulting from the research program receives exclusive commercialization rights to that compound and may commercialize that compound without paying royalties to the other party. Either party may terminate the agreement at any time upon a material breach by the other party or in connection with the other party’s bankruptcy.

Roche Bioscience retains rights of first negotiation or of first refusal to develop and commercialize various types of compounds identified both within and outside the scope of the collaboration. Some of these rights expire in July 2003, while others expire upon the termination of the collaboration. The collaboration will terminate in July 2003, unless Roche Bioscience or we commence pre-clinical development of a compound resulting from the research program. Roche and we agreed not to grant rights relating to the collaboration to third parties prior to July 2002. Each party retains ownership of all inventions and any related patents made solely by its employees during the course of the collaboration, except as limited by the other party’s license rights. The parties have agreed to maintain the confidentiality of information produced during the collaboration. Roche Bioscience paid us $30.0 million in research payments during the collaboration.

Sumitomo (Hypercholesterolemia)

Effective January 1995, we established a five-year research and development collaboration with Sumitomo to discover, develop and market compounds that act to upregulate the gene encoding the low density lipoprotein, or LDL, receptor and thereby lower serum LDL cholesterol. We were responsible for basic research and high-throughput screening, while Sumitomo shared responsibility for medicinal chemistry. This research collaboration ended in January 2000, and the period within which Sumitomo was able to license compounds resulting from this collaboration expired in January 2003 without Sumitomo having licensed any compounds. We retain exclusive worldwide marketing and sales rights. Each party retains ownership of all inventions and any related patents made solely by its employees during the course of the collaboration. The parties have agreed to maintain the confidentiality of information produced during the collaboration. Sumitomo paid us $15.0 million in research payments.

Under the terms of a related stock purchase agreement, Sumitomo purchased 400,000 shares of our Series E Preferred Stock in February 1995 at $7.50 per share for an aggregate purchase price of $3.0 million. The shares of preferred stock were converted into the same number of shares of our common stock in connection with our initial public offering.

Patents and Other Proprietary Rights

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents, trademarks and copyrights or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are essential elements of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek patent protection in the United States and in certain foreign countries for the genes we discover, as well as therapeutic products and processes, drug screening methodologies, transgenic animals, diagnostics and other inventions based on these genes. We may also seek patent protection for technologies we use to discover and characterize genes or that we use to develop our drug candidates. Our commercial success will depend in part on obtaining this patent protection. As of February 1, 2003, we held more than 90 U.S. patents and had more than 100 patent applications pending before the United States Patent and Trademark Office. For some of our discoveries, corresponding non-U.S. patent protection has been received or is pending. Aspects of all of our product candidates that are in clinical trials are covered by issued patents and/or pending applications in the U.S. and in foreign countries that we consider to be important. Based on the subject matter claimed therein, our patents can be categorized as compound-related, including patents covering product candidates, research-related, including patents covering gene sequences and assay methodologies, or diagnostic-related, including patents covering methods of diagnosing disease states and methods of selecting appropriate treatment regimens for disease states. Of the more than 90 U.S. patents that we hold, approximately 20 patents are compound-related, having expiration dates between 2016 and 2020, more than 66 patents are research-related, having expiration dates between 2012 and 2020, and approximately four patents are diagnostic-related, having expiration dates in 2019. Subject to possible patent-term extension, the entitlement for which and the term of which we cannot predict, patent protection in the U.S. covering the compounds for our T67 and T607 product candidates will expire in 2016 and 2019, respectively. In addition, for T131 and T487, our other product candidates that are in clinical trials, patent applications are pending, but no patents have yet issued. Until such time as we generate product revenues, we will not rely on any one patent, or any series of related patents, for protection of a material portion of our business. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.

We also rely upon trade secret rights to protect our technologies, including those that may be used to discover and characterize genes and that may be used to develop novel drug candidates. We seek trade secret protection, in part, through confidentiality and proprietary information agreements.

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

Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before we do. If we commence commercial product sales, we will be competing against companies with greater manufacturing, marketing, distributing and selling capabilities, areas in which we have limited or no experience.

In addition, any drug candidate that we successfully develop may compete with existing therapies that have long histories of safe and effective use. Competition may also arise from:

•	other drug development technologies and methods of preventing or reducing the incidence of disease;

•	new small molecules; or

•	other classes of therapeutic agents.

Developments by others may render our drug candidates or technologies obsolete or noncompetitive. We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions and for licenses to proprietary technology. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective than ours.

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

Government Regulation

The manufacturing and marketing of our potential products and our ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any drug developed by us must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA under the United States Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. None of our drug candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes pre-clinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive pre-clinical and clinical data and supporting information to the FDA for each indication to establish a drug candidate’s safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations in humans, we must submit to, and receive approval from, the FDA of an IND application. We expect to rely on some of our collaborative partners to file IND applications and generally direct the regulatory approval process for some of our products. The steps required before a drug may be marketed in the U.S. include:

•	preclinical laboratory tests, animal studies and formulation studies;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

•	submission to the FDA of new drug application, or NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices; and

•	FDA review and approval of the NDA.

Preclinical tests include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to commence.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent ethics committee or Institutional Review Board before it can begin. Phase 1 usually involves the initial introduction of the investigational drug into healthy volunteers to evaluate its safety, dosage tolerance, pharmacokinetics and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population to:

•	evaluate dosage tolerance and appropriate dosage;

•	identify possible adverse effects and safety risks; and

•	evaluate preliminarily the efficacy of the drug for specific indications.

Phase 3 trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. We cannot guarantee that phase 1, phase 2 or phase 3 testing will be completed successfully within any specified period of time, if at all. Furthermore, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

The length of time necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or cause the costs of these trials to increase, include:

•	slow patient enrollment due to the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the study, competition with clinical trials for other drug candidates or other factors;

•	inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials;

•	delays in approvals from a study site’s institutional review board;

•	longer treatment time required to demonstrate effectiveness or determine the appropriate product dose;

•	lack of sufficient supplies of the drug candidate;

•	adverse medical events or side effects in treated patients; and

•	lack of effectiveness of the drug candidate being tested.

Any drug is likely to produce some toxicities or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for sufficiently long periods of time. Unacceptable toxicities or side effects may occur at any dose level at any time in the course of studies in animals designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or in clinical trials of our potential products. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our drug candidates and could ultimately prevent their marketing clearance by the FDA or foreign regulatory authorities for any or all targeted indications.

The FDA’s fast track program is intended to facilitate the development and expedite the review of drug candidates intended for the treatment of serious or life-threatening diseases and that demonstrate the potential to address unmet medical needs for these conditions. Under this program, the FDA can, for example, review portions of an NDA for a fast track product before the entire application is complete, thus potentially beginning the review process at an earlier time. Our lead program, T67 for the treatment of HCC, may be eligible for fast track designation, and we may seek to have some of our current or future drug candidates designated as fast track products, with the goal of reducing the development and review time.

We cannot guarantee that the FDA will grant any of our requests for fast track designation, that any fast track designation would affect the time of review or that the FDA will approve the NDA submitted for any of our drug candidates, whether or not fast track designation is granted. Additionally, FDA approval of a fast track product can include restrictions on the product’s use or distribution (such as permitting use only for specified medical procedures or limiting distribution to physicians or facilities with special training or experience). Approval of fast track products can be conditioned on additional clinical studies after approval.

FDA procedures also provide priority review of NDAs submitted for drugs that, compared to currently marketed products, offer a significant improvement in the treatment, diagnosis or prevention of a disease. The FDA seeks to review NDAs that are granted priority status more quickly than NDAs given standard status. According to the FDA’s website, the FDA’s current goal is to act on 90% of priority NDAs within six months of receipt. Although the FDA historically has not met these goals, the agency has made significant improvements in the timeliness of the review process. We anticipate seeking priority review of T67, and may do so with regard to some of our other current or future drug candidates. We cannot guarantee that the FDA will grant priority review status in any instance, that priority review status would affect the time of review or that the FDA will approve the NDA submitted for any of our drug candidates, whether or not priority review status is granted.

All of our contract manufacturers and we are also required to comply with the applicable FDA current good manufacturing practice regulations. Good manufacturing practices include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in commercial manufacturing of our products. Our contract manufacturers or we may not be able to comply with the applicable good manufacturing practices and FDA or other regulatory requirements. If our contract manufacturers or we fail to comply, our business, financial condition and results of operations may be materially adversely affected.

Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community registration procedures are available to companies wishing to market a product in more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process involves all of the risks associated with FDA approval discussed above.

Employees

As of December 31, 2002, we had 430 full-time employees, including 31 full-time employees at Cumbre Inc., our majority-owned subsidiary. Of our total workforce, 381 were engaged in research and development activities, and 49 were engaged in general and administration functions. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good. Our future success is substantially dependent on the performance of our senior management and key scientific personnel and our continuing ability to attract and retain highly qualified scientific and managerial personnel.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors as of December 31, 2002:

Name	Age	Position
David V. Goeddel, Ph.D.	51	Chief Executive Officer and Director
Jack M. Anthony	57	Senior Vice President, Business and Commercial Development
A. Grant Heidrich, III	50	Chairman of the Board of Directors
Edward W. Holmes, M.D.	62	Director
Michael D. Levy, M.D.	41	Vice President, Development and Chief Medical Officer
Corinne H. Lyle	42	Vice President, Chief Financial Officer
Edward R. McCracken	59	Director
Steven L. McKnight, Ph.D.	53	Director
Andrew J. Perlman, M.D., Ph.D.	55	Executive Vice President
William J. Rieflin	42	Executive Vice President, Administration, General Counsel and Secretary
Terry J. Rosen, Ph.D.	43	Executive Vice President, Operations
Craig A. P. D. Saxton, M.D.	60	Director

David V. Goeddel, Ph.D. co-founded Tularik in November 1991 and has served as a member of the Board of Directors since the Company’s inception and as Chief Executive Officer since April 1996. From March 1996 to December 1997, Dr. Goeddel served as President of the Company, and from January 1993 to March 1996, Dr. Goeddel served as Vice President, Research of the Company. Dr. Goeddel was the first scientist hired by Genentech, Inc., a biotechnology company, and from 1978 to 1993 served in various positions, including Genentech Fellow, Staff Scientist and Director of Molecular Biology. Dr. Goeddel’s pioneering work in the field of gene cloning and expression of human proteins has been the basis for five significant marketed therapeutics developed by Genentech, including human insulin, human growth hormone, interferon-alpha, interferon-gamma and tissue plasminogen activator. Based on his contributions in gene cloning and expression of human proteins, Dr. Goeddel was elected to the National Academy of Sciences and the American Academy of Arts and Sciences. Dr. Goeddel holds a Ph.D. in Biochemistry from the University of Colorado and has performed postdoctoral research at Stanford Research Institute.

Jack M. Anthony has served as our Senior Vice President, Business and Commercial Development since November 2002. Prior to joining Tularik, Mr. Anthony served as Vice President of Global Business Development at FibroGen, Inc., a biopharmaceutical company, from August 1998 until November 2002. Prior to joining FibroGen, Mr. Anthony served as the Executive Vice President of Marketing and Business Development at Cell Therapeutics, Inc, a biotechnology company, from April 1996 until August 1998. Previously, he held senior management positions at Inhale Therapeutic Systems, Inc., Applied Immune Sciences, Inc. and Baxter Healthcare Corporation.

A. Grant Heidrich, III has served as a member of the Board of Directors since November 1991 and as Chairman since February 2000. Mr. Heidrich joined Mayfield Fund, a venture capital fund, in 1982 and is currently a general partner of Mayfield Fund. Mr. Heidrich is a member of the Board of Directors of Millennium Pharmaceuticals, Inc. Mr. Heidrich holds an M.B.A. from Columbia University Graduate School of Business.

Edward W. Holmes, M.D. has served as a member of our Board of Directors since September 2002. Dr. Holmes has been the Vice Chancellor for Health Sciences and Dean of the School of Medicine of the University of California, San Diego (UCSD) since September 2000. Prior to joining UCSD, Dr. Holmes was the Dean of the School of Medicine, Vice Chancellor for Academic Affairs and the Walter Kempner Professor of Medicine and

Genetics at Duke University from January 1999 to September 2000. Before that, Dr. Holmes served at Stanford University, where he was the Joseph Grant Professor in the School of Medicine, the Senior Associate Dean for Research, Vice President for Translational Medicine and Clinical Research and Special Counselor to the President of the University on Biomedical Research. Prior to Stanford, he served as Chair of the Department of Medicine and the Frank Wister Thomas Professor of Medicine and Genetics at the University of Pennsylvania. Dr. Holmes began his career in academia in 1974 as a Howard Hughes Medical Investigator and an Assistant Professor of Medicine and Biochemistry at Duke University, rising through the ranks to become the Chief of the Division of Endocrinology, Metabolism and Genetics and the James B. Wyngaarden Professor of Medicine. Dr. Holmes is currently active on the NIH Scientific Boundaries Panel, the Scientific Advisory Board of GlaxoSmithKline and the National Diabetes and Digestive and Kidney Diseases Advisory Council of the National Institute of Health. He has been elected to membership in the American Society for Clinical Investigation and the Association of American Physicians and he is a Fellow of the American Association for the Advancement of Science and a member of the Institute of Medicine of the National Academy of Sciences. He holds a Doctor of Medicine degree from the University of Pennsylvania.

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

Corinne H. Lyle served as our Vice President, Chief Financial Officer from October 1998 until February 2003. From April 1996 to August 1998, Ms. Lyle was an investment banker at Warburg Dillon Read LLC, an investment banking company. Previously, Ms. Lyle was with the investment banking companies of PaineWebber Incorporated and Kidder Peabody & Co. Incorporated as an investment banker. Ms. Lyle holds an M.B.A. from Harvard Business School. In February 2003, Ms. Lyle resigned from her position with the Company.

Edward R. McCracken has served as a member of the Board of Directors since August 1993. From 1984 to 1998, Mr. McCracken served as Chief Executive Officer of Silicon Graphics, Inc., a computer products and services company. Prior to joining Silicon Graphics, Mr. McCracken spent 16 years with Hewlett-Packard Company, a computer company, where he worked in a variety of senior management positions. Mr. McCracken serves as chairman of The PRASAD Project, a charitable foundation, and serves on the board of National Semiconductor Corporation. Mr. McCracken holds an M.B.A. from Stanford University.

Steven L. McKnight, Ph.D. co-founded Tularik in November 1991 and has served as a member of the Board of Directors since the Company’s inception. From September 1992 to September 1995, Dr. McKnight served as Director, Biology of the Company. Dr. McKnight has been a part-time employee of, or a consultant to, the Company since January 1996. He is currently Professor and Chairman of the Department of Biochemistry at the University of Texas Southwestern Medical Center, where he has served since 1995. Previously, Dr. McKnight was an investigator at the Howard Hughes Medical Institute at the Carnegie Institution of Washington. Dr. McKnight is recognized as one of the world leaders in gene regulation based in part on his discovery of leucine zipper proteins. Dr. McKnight is a member of the National Academy of Sciences and the American Association of Arts and Sciences. Dr. McKnight serves on the Board of Directors of Cumbre.

Andrew J. Perlman, M.D., Ph.D. has served as our Executive Vice President since October 2002. Between February 2002 and October 2002, Dr. Perlman was Chief Executive Officer of Affymax, Inc. Previously, Dr. Perlman served as our Executive Vice President between September 1999 and February 2002. From November 1997 to September 1999, Dr. Perlman served as our Vice President, Medical Research and Corporate Development. From January 1993 to November 1997, Dr. Perlman served as our Vice President of Medical Research. Prior to joining Tularik, Dr. Perlman held senior clinical research positions at Genentech.

Previously, Dr. Perlman served as a faculty member in the Department of Medicine at Stanford University. Dr. Perlman is a director of SangStat Medical Corporation, a biotechnology company. Dr. Perlman holds an M.D. and a Ph.D. in Physiology from New York University. Dr. Perlman serves on the Board of Directors of Cumbre.

William J. Rieflin has served as our Executive Vice President, Administration, General Counsel and Secretary since January 2001 and was appointed Acting Chief Financial Officer in February 2003. Prior to January 2001, he served as our Vice President, General Counsel and Secretary since August 1996. From May 1992 to July 1996, Mr. Rieflin worked at AMSCO International, Inc., a medical device company, serving in various positions, including Vice President-Human Resources, General Counsel and Secretary. Previously, Mr. Rieflin was an associate at the law firm of Sidley & Austin. Mr. Rieflin holds a J.D. from Stanford Law School and an M.B.A. from the University of Chicago Graduate School of Business. Mr. Rieflin serves on the Board of Directors of Cumbre.

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

Craig A. P. D. Saxton, M.D. has served as a member of the Board of Directors since September 2001. From 1976 to 2001, Dr. Saxton served in a variety of positions with Pfizer, most recently as Executive Vice President, Central Research and Vice President of Pfizer Inc. Dr. Saxton joined the Central Research Division of Pfizer in Sandwich, U.K. as a Medical Advisor in 1976. After several positions of increasing responsibility within the Clinical Research Division at Sandwich, he relocated to New York, where he was appointed Senior Associate Medical Director of International Pharmaceuticals in 1981. He was named Vice President, Medical Director of the International Division in 1982. In 1988, Dr. Saxton moved to the Central Research Division in Groton, where he was appointed Senior Vice President of Clinical Research and Development, becoming Executive Vice President of the division in 1993. Dr. Saxton serves as a director of Neurogen Corporation. Dr. Saxton earned his M.D. in 1965 from Leeds University.

Our executive officers are appointed by our Board of Directors and serve until their successors are elected or appointed. There are no family relationships among any of our directors or executive officers. No director has a contractual right to serve as a member of our Board of Directors.

Available Information

We maintain a site on the world wide web at www.tularik.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

In 2003, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to post the text of our code of ethics on our website at www.tularik.com in connection with “Investor/Media” materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the other information in this annual report on Form 10-K, you should carefully consider the risks described below before purchasing our common stock. If any of the following risks actually occurs, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our common stock could decline, and you might lose all of your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also harm our business. If any of these additional risks and uncertainties occurs, the trading price of our common stock could decline, and you might lose all or part of your investment.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

We have generated operating losses since we began operations in November 1991. Net losses were $93.8 million in 2002, $48.6 million in 2001 and $43.3 million in 2000. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. To date, we have no products that have generated any revenue. As of December 31, 2002, we had an accumulated deficit of approximately $273.0 million. Even if we succeed in developing a commercial product, we expect to incur losses for at least the next several years, and we expect that our losses will increase as we expand our research and development activities. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. If the time required to generate product revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. We do not anticipate that we will generate product revenues until at least 2006, and we do not anticipate that we will achieve profitability for at least several years after generating material product revenues. If we fail to obtain the necessary capital, we will not be able to fund our operations.

Because our product candidates are in an early stage of development, there is a high risk of failure.

We have no products that have received regulatory approval for commercial sale. All of our product candidates, except T67, are in early stages of development, and we face the risks of failure inherent in developing drugs based on new technologies. None of our product candidates has advanced beyond phase 2 clinical trials. In addition, none of our prospective products, including T67 and T607, are expected to receive regulatory approval and be commercially available until at least 2006.

In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives, and, as a result, we may be unable to successfully market and sell our current or future product candidates. In addition, any of our products may not attain market acceptance. Also, third parties may develop superior products or have proprietary rights that preclude us from marketing our products.

At any time, we may decide not to continue the development of a product candidate or not to commercialize a product candidate. For example, two of our drug candidates, T67 and T607, operate in a similar manner. Based on results at any stage of clinical trials, we may decide to discontinue development of one or both of these compounds. Additionally, even if clinical results are favorable for both compounds, we may decide to commercialize only one of these compounds.

The progress and results of our animal and human testing are uncertain.

Pre-clinical testing and clinical development are long, expensive and uncertain processes. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, a single partial response or even a small number of partial responses in cancer patients is not necessarily indicative of success in demonstrating efficacy in phase 2 and phase 3 clinical testing. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

Commercialization of our product candidates depends upon successful completion of clinical trials. We must provide the FDA and foreign regulatory authorities with pre-clinical and clinical data that demonstrates the safety and efficacy of our products before they can be approved for commercial sale.

Any clinical trial may fail to produce results satisfactory to the FDA. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. During 2002, we terminated phase 2 clinical trials of our anti-cytomegalovirus drug candidate, T611 and phase 2 clinical trials of our anti-cancer drug candidate, T64.

In addition, the FDA could determine that the design of a clinical trial is inadequate to produce reliable results and require us to revamp the design of the clinical trial or terminate the clinical trial altogether. If we need to revamp a clinical trial or perform more or larger clinical trials than planned, our financial results will be harmed.

In the first quarter of 2003, we expect to initiate a phase 2/3 clinical trial for T67 that will enroll approximately 750 first-line hepatocellular carcinoma (“HCC”). This trial is likely to take several years to complete and contemplates early termination if safety or efficacy data on the first 100 patients is unsatisfactory. The FDA has informed us that if trial results satisfy certain criteria, this one trial could support an application to market T67 for HCC, but additional trials may be necessary. Additionally, the FDA has informed us that it will require additional pre-clinical testing of T67 prior to regulatory approval, and we are in the process of performing this additional testing. Any setbacks in our T67 program could cause a substantial decline in our stock price.

We do not know whether our existing or any future clinical trials will demonstrate safety and efficacy sufficient to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of our products under development will prevent receipt of FDA approval and, ultimately, commercialization of our product candidates.

For additional information concerning the testing of our prospective products, see “Business–Government Regulation.”

Delays in clinical testing could result in increased costs to us.

Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned clinical trials will begin on time, will need to be revamped or will be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site or delays in recruiting subjects to participate in a study.

In addition, we typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to oversee the operations of such trials and to perform data collection and analysis. As a result, we may face additional delaying factors outside our control if these parties do not perform their obligations in a timely fashion.

While we have not yet experienced delays that have materially impacted our clinical trials or product development costs, delays of this sort could occur for the reasons identified above or other reasons. If we have delays in testing or approvals, our product development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed.

Since there is a narrow therapeutic window between efficacy and toxicity in certain anti-cancer drugs, clinical trials may be terminated at an early stage, and the development of the product candidate may be discontinued.

Two of our four current clinical candidates, T67 and T607, are cytotoxic agents directed to the treatment of cancer. Anti-cancer drugs of this type generally have a narrow therapeutic window between efficacy and toxicity. Because cancer patients are often critically ill and the anti-cancer drugs can be extremely toxic to humans, drug-related deaths and very serious side effects may occur in clinical trials. If unacceptable toxicity is observed in clinical trials, the trials may be terminated at an early stage despite favorable pre-clinical or early clinical results. In addition, if, in clinical trials, the product candidate proves to be too toxic to humans, the development of the product candidate may be completely discontinued.

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

Before commencing clinical trials in humans in the United States, we must submit and receive approval from the FDA of an investigational new drug application, or IND application. Clinical trials are subject to oversight by institutional review boards and the FDA and:

•	must be conducted in conformance with the FDA’s good clinical practices and other applicable regulations;

•	must meet requirements for institutional review board oversight;

•	must meet requirements for informed consent;

•	are subject to continuing FDA oversight;

•	may require large numbers of test subjects; and

•	may be suspended by us or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of these trials.

While we have stated that we intend to file one to two INDs per year over the next several years, this is only a statement of intent, and we may not be able to do so because we may not be able to identify potential product candidates. In addition, the FDA may not approve any IND in a timely manner, or at all.

Before receiving FDA clearance to market a product, we must demonstrate that the product is safe and effective on the patient population that will be treated. Delays or rejections of regulatory clearances may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our potential products or us. Additionally, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval.

Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with FDA clearance described above.

For additional information concerning regulatory approval of our prospective products, see “Business—Government Regulation.”

Failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts.

We had approximately 430 employees as of December 31, 2002, including employees of our majority-owned subsidiary, Cumbre Inc. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. Following the departure of our then chief financial officer, Corinne H. Lyle, in February 2003 to pursue other opportunities, we have been engaged in a search to recruit a new chief financial officer. We may not be able to fill that position in the near future. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly-skilled chemists and clinical development personnel. Currently, we do not have employment contracts with any of our management, scientific or development personnel. In addition, we do not carry any “key person” insurance. We are highly dependent on certain of our management, scientific and development personnel. In particular, the loss of the services of David V. Goeddel, our chief executive officer, could impede significantly the achievement of our research and development objectives, our relationships with existing and potential collaborators and the development of our product candidates. If we fail to negotiate additional acceptable collaborations with academic institutions and scientists, or if our existing academic collaborations are unsuccessful, our product development programs may be delayed. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain relationships.

The drug discovery methods we employ are relatively new and may not lead to the development of drugs.

The drug discovery methods we employ based upon the regulation of gene expression are relatively new. We do not know if these methods will lead to the discovery of commercially-viable drugs. Our two cancer product candidates undergoing clinical testing do not act by the regulation of gene expression. There is limited scientific understanding generally relating to the regulation of gene expression and the role of genes in complex diseases, and relatively few products based on gene discoveries have been developed and commercialized by drug manufacturers. Even if we are successful in identifying the pathways that cells use to control the expression of genes associated with specific diseases, these discoveries may not lead to the development of drugs. Furthermore, our drug discovery efforts are focused on a number of target genes, the functions of which have not yet been fully identified. As a result, the safety and efficacy of drugs that alter the expression of these genes have not yet been established. Therefore, drugs we identify that alter the expression of our target genes may be proven unsafe and ineffectual and, as a result, our research and development activities may not result in any commercially-viable products. We expect to in-license or acquire additional product candidates to augment the results of our internal research activities, and in-licensed candidates may not prove to be successful. We have not identified any additional potential product candidates to in-license or acquire, and we may not be successful in identifying potential product candidates in the future.

Currently, all of our corporate collaborations have terms of five years or less and include provisions that allow the other party to terminate on short notice. If we cannot maintain our key current corporate collaborations and enter into new corporate collaborations, our product development could be delayed.

We rely, to a significant extent, on our corporate collaborators to provide funding in support of our research and to jointly conduct some research and pre-clinical testing functions. We have active collaborations with Sankyo Co., Ltd. and the pharmaceutical division of Japan Tobacco Inc. on which we are dependent. The collaboration agreement with Sankyo provides that Sankyo may terminate the agreement on June 10, 2003 for any reason, or at the end of each ensuing year if intellectual property considerations prevent the collaboration from working with the targets being pursued in the collaboration. Either party may terminate the agreement at any time upon a material breach by the other party. The collaboration agreement with Japan Tobacco may be terminated by either party upon a material breach by the other party. The research collaboration may be terminated by Japan Tobacco at the end of the third and fourth years (June 1, 2003 and June 1, 2004, respectively) of the five-year research collaboration, on 75 days’ prior written notice. In both the Sankyo and Japan Tobacco collaborations each party may elect to terminate its co-development obligations with respect to, and profit-sharing interest in, a given collaboration product with immediate effect upon written notice to the other party.

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

The continuation of any of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations. All of our corporate collaborations have terms of five or fewer years, which is less than the period required for the discovery, clinical development and commercialization of most drugs. Each of our corporate collaboration agreements provides that, upon expiration of a specified period after commencement of the agreement, the corporate collaborator has the right to terminate the agreement on short notice, and each corporate collaboration agreement provides that these terminations do not require cause. Our collaboration with Merck & Co., Inc. was terminated by Merck in March 1999, our collaboration with Sumitomo Pharmaceuticals Co., Ltd. expired in January 2000, our collaboration with Taisho Pharmaceutical Co., Ltd. was terminated by Taisho in March 2000, our collaboration with Knoll AG was terminated in October 2001, our collaboration with the pharmaceutical division of Japan Tobacco on obesity expired in September 2001, our collaboration with the pharmaceutical division of Japan Tobacco on lipid disorders was terminated in April 2002, the research portion of our collaboration with the Roche Bioscience division of Syntex (U.S.A.) LLC relating to inflammation expired in July 2002 and the research portion of our collaboration with Eli Lilly and Company relating to the treatment of blood clots expired in December 2001. Our existing corporate collaboration agreements also may terminate before the full term of the collaborations. Moreover, we may not be able to renew these collaborations on acceptable terms, if at all. If funding from one or more of our corporate collaborations was reduced or terminated, we would be required to devote additional internal resources to product development or scale back or terminate some development programs or seek alternative corporate collaborators.

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

We expect that our corporate collaborators will fund a smaller percentage of our expenses in the future and that we will be required to independently finance a greater percentage of our expenses than historically.

We expect our net spending on development to increase significantly and that our corporate collaborators will fund a smaller percentage of our expenses than historically. Until recently, our corporate collaboration strategy focused on partnering with pharmaceutical companies to fund our research in the regulation of gene expression. Over the past few years, as our partnered and unpartnered research has led to product candidates, our corporate collaboration strategy has evolved. In addition to seeking collaborations for our research-stage programs, we also seek to enter into collaborations for the development of compounds discovered through our research and development efforts. The timing of these collaborations may be linked to clinical results of our product candidates. Since we expect that our corporate collaborators will fund a smaller percentage of our expenses in the future, we will be required to independently finance a greater percentage of our expenses than historically.

We may not have the resources required to realize the value from our commercialization rights, and if we do not realize value from our commercialization rights, we may not achieve our commercial objectives.

If we do not effectively exploit the commercialization rights we have retained, we may not achieve profitability. In most of our corporate collaborations, we have retained various commercialization rights for the development and marketing of pharmaceutical products, including rights in specified geographical regions. For a description of programs for which we have retained commercialization rights, see “Business—Corporate Collaborations.” We may take advantage of these currently retained rights directly or may exploit retained rights through collaborations with others. The value of these rights, if any, will be largely derived from our ability, directly or with collaborators, to develop and commercialize drugs, the success of which is also uncertain.

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

If our competitors are better able to attract qualified personnel or collaborators, develop, license or acquire proprietary technology that is superior to our technology or develop and market products that are more effective than our product candidates, our commercial opportunity will be reduced or eliminated.

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

Our competitors include fully integrated pharmaceutical companies and biotechnology companies with large drug and target discovery efforts and universities and public and private research institutions. We estimate that we have at least twenty competitors in the cancer area, including Bristol-Myers Squibb. Competition for T67 and

T607 could include approved tubulin binding drugs, such as Taxol®, Taxotere®, navelbine, vincristine and vinblastine, and Thymitaq®, a systemic chemotherapy that is in phase 3 testing for HCC. We estimate that we have at least twenty competitors in the immune disorders area, including Novartis. There are several drugs approved for the treatment of rheumatoid arthritis and/or psoriasis, such as Enbrel® and Remicade®, and many therapies in development, such as P38 map kinase inhibitors, that could compete with T487. We estimate that we have at least fifteen competitors in the metabolic diseases area, including Glaxo SmithKline. There are a number of drugs in development that target PPARg, and there are two compounds targeting PPARg already on the market (Actos® and Avandia®). In addition, companies pursuing different but related fields, such as gene therapy, represent substantial competition.

Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do. In addition, these organizations also compete with us to:

•	attract qualified personnel;

•	attract parties for acquisitions, joint ventures or other collaborations; and

•	license technology that is competitive with the technology we are practicing.

For additional information regarding the competition we face, see “Business–Competition.”

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	any patents issued to us or our collaborators may not provide a basis for commercially-viable products or may not provide us with any competitive advantages or may be challenged by third parties;

•	we may not develop additional proprietary technologies that are patentable; or

•	the patents of others may have an adverse effect on our ability to do business.

As of February 1, 2003, we held more than 90 U.S. patents and had more than 100 patent applications pending before the United States Patent and Trademark Office. For some of our discoveries, corresponding non-U.S. patent protection has been received or is pending. Aspects of all of our product candidates that are in clinical trials are covered by issued patents and/or pending applications in the U.S. and in foreign countries that we consider to be important. Based on the subject matter claimed therein, our patents can be categorized as compound-related, including patents covering product candidates, research-related, including patents covering gene sequences and assay methodologies, or diagnostic-related, including patents covering methods of diagnosing disease states and methods of selecting appropriate treatment regimens for disease states. Of the more than 90 U.S. patents that we hold, approximately 20 patents are compound-related, having expiration dates between 2016 and 2020, more than 66 patents are research-related, having expiration dates between 2012 and 2020, and approximately four patents are diagnostic-related, having expiration dates in 2019. Subject to possible patent-term extension, the entitlement for which and the term of which we cannot predict, patent protection in the U.S. covering the compounds for our T67 and T607 product candidates will expire in 2016 and 2019, respectively. In addition, for T131 and T487, our other product candidates that are in clinical trials, patent applications are pending, but no patents have yet issued. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.

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

Our research and development collaborators may have rights to publish data and information in which we have rights. In addition, we sometimes engage individuals, entities or consultants to conduct research that may be relevant to our business. The ability of these individuals, entities or consultants to publish or otherwise publicly disclose data and other information generated during the course of their research is subject to certain contractual limitations. The nature of the limitations depends on various factors, including the type of research being conducted, the ownership of the data and information and the nature of the individual, entity or consultant. In most cases, these individuals, entities or consultants are, at the least, precluded from publicly disclosing our confidential information and are only allowed to disclose other data or information generated during the course of the research after we have been afforded an opportunity to consider whether patent and/or other proprietary protection should be sought. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our technology and other confidential information, then our ability to receive patent protection or protect our proprietary information will be imperiled. See “Business–Patents and Other Proprietary Rights.”

Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our products.

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering genes, gene products or therapeutic products that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. We are aware of third-party patents in the biopharmaceutical area with broad claims that, if valid, could affect a wide variety of pharmaceuticals, including T67, T607 and other product candidates that we are pursuing. Patent holders sometimes send communications to a number of companies in related fields suggesting possible infringement, and we, like other biotechnology companies, have received this type of communication, including with respect to the third-party patents mentioned above. With respect to the claims raised by such third-party communications regarding our product candidates, we either: believe that our activities do not infringe the patents at issue; have discussed the matters with external patent counsel and, based in part on the advice of such counsel, believe that such third-party patents are invalid;

or, because such third-party patents are the subject of current litigation proceedings with other parties, do not know if such third-party patents are valid. However, it is possible that a judge or jury will disagree with our conclusions regarding non-infringement or invalidity, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. It is not known whether any license required under any of these patents would be made available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell our products. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

Even if regulatory authorities approve our products or product candidates for the treatment of the diseases we are targeting, the market may not accept our products or our products may not be commercially successful, and we may be unable to achieve profitability.

Even if our product development efforts are successful and the requisite regulatory approvals are obtained, we may not be able to commercialize our product candidates. Our profitability will depend on the market’s acceptance and commercial success of our product candidates.

We anticipate that the annual cost of our drug candidates for the treatment under each of the diseases for which we are seeking approval will be significant. These costs will vary for different diseases based on the dosage and method of administration. Accordingly, we may decide not to market any of our drug candidates for an approved disease because we believe that it may not be commercially successful. In addition, our products may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Market acceptance of and demand for our products and product candidates will depend on many factors, including the following:

•	cost of treatment;

•	pricing and availability of alternative products;

•	ability to obtain third-party coverage or reimbursement for our products or product candidates to treat a particular disease;

•	relative convenience and ease of administration; and

•	prevalence and severity of adverse side effects associated with treatment.

If any of our products do not achieve market acceptance or are not commercially successful, we may not achieve profitability.

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

We do not have the ability to independently conduct clinical trials for drug candidates, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to perform this function. We expect that our phase 2/3 trial for the treatment of HCC with T67 will involve as many as 100 treatment sites and other logistical complexities. We plan to rely on a contract research organization to manage this trial. If third parties in this trial or others do not perform satisfactorily or meet expected deadlines, our clinical trials may be extended or delayed. We may not be able to locate any necessary replacements or enter into favorable agreements with them, if at all. In some cases, we may not be able to obtain regulatory approvals for our drug candidates and therefore may not be able to successfully commercialize our drug candidates for targeted diseases.

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

Some of our advisors and directors, including our chief executive officer, have affiliations that may present conflicts of interest that may be adverse to your best interests.

Genentech, Inc. is a potential competitor of ours and may be one of our investors. David V. Goeddel, our chief executive officer and a member of our Board of Directors, is a consultant to Genentech. A. Grant Heidrich, III, chairman of our Board of Directors, also serves on the board of directors of Millennium Pharmaceuticals, Inc. Millennium has publicly disclosed that it is pursuing programs that are competitive with, and may have scientific overlap with, our programs. Edward W. Holmes, M.D., a member of our Board of Directors, also serves on the scientific advisory board of Glaxo SmithKline, which may be pursuing programs that compete with our programs. Additionally, members of our Board of Directors and management serve on the boards of directors of privately held companies that may have programs that are competitive with, and may have scientific overlap with, our programs. As a result of these potential conflicts of interests, these advisors or directors may act in a manner that advances their best interests and not necessarily the best interests of us or our stockholders.

Because our collaboration agreements may allow our collaborators to develop competitive products, conflicts may arise with our collaborators that may result in the withdrawal of support for our product candidates.

If conflicts arise between us and our corporate or academic collaborators or scientific advisors, the other party may act in its self-interest and not in the interest of our stockholders. Some of our corporate or academic collaborators are conducting multiple product development efforts within each disease area that is the subject of the collaboration with us. For example, we understand that Japan Tobacco and Medarex are independently developing drug candidates within the Metabolic disease and cancer areas, respectively, which may be competitive with drug candidates from our collaborations with these companies. Generally, in each of our collaborations, we have agreed not to conduct independently, or with any third party, any research that is competitive with the research conducted under our collaborations. Our collaborations may have the effect of limiting the areas of research that we may pursue, either alone or with others. Our collaborators, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or to which the collaborators have rights, may result in their withdrawal of support for our product candidates.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.

Additional financing will be required in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. Together with our majority-owned subsidiary, Cumbre Inc., we have spent $475.1 million since our inception. We expect our operating and capital spending to increase in the future as we expand operations to support the development of new and existing drug candidates. The extent of any actual increases in operating or capital spending will depend on the clinical success of our drug candidates.

We believe that our existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through the second quarter of 2004. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Raising additional capital by issuing securities or through collaboration and licensing arrangements would cause dilution to existing stockholders or require us to relinquish rights to our technologies or product candidates.

We may raise additional financing through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to continue developing our products and we may not become profitable.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

The testing and marketing of medical products entail an inherent risk of product liability. Although we are not aware of any historical or anticipated product liability claims, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. We currently carry product liability insurance that covers our clinical trials up to a $10 million annual aggregate limit. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We or our corporate collaborators may not be able to obtain insurance at a reasonable cost, if at all. While under various circumstances we are entitled to be indemnified against losses by our corporate collaborators, indemnification may not be available or adequate should any claims arise.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders. Moreover, sales by these stockholders could depress our stock price.

As of December 31, 2002, our directors, executive officers and holders of 5% or more of our outstanding common stock and their affiliates beneficially owned approximately 39.6% of our common stock. Accordingly, they collectively have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

As of December 31, 2002, ZKB Pharma Vision AG, a Swiss investment company, owned 11,358,238 shares of our common stock, which represented approximately 20.7% of our outstanding common stock. In January 2003, at the request of ZKB Pharma Vision AG, we filed a registration statement on Form S-3 to register for resale the 11,358,238 shares of common stock held by ZKB Pharma Vision AG. Any decision by any large stockholder, including ZKB Pharma Vision AG, to sell substantial amounts of our stock could depress our stock price.

Our stock price may be volatile, and your investment in our stock could decline in value.

The market prices for securities of biotechnology companies, including our stock price, have been highly volatile and may continue to be highly volatile in the future. During 2002, our common stock traded between $5.83 and $25.36. The following factors, in addition to other risk factors described in this filing, may have a significant impact on the market price of our common stock:

•	adverse results or delays in clinical trials;

•	market conditions for pharmaceutical and biotechnology stocks generally;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	litigation;

•	economic and other external factors or other disasters, wars or crises; or

•	period-to-period fluctuations in financial results.

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

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions:

•	establish that members of the Board of Directors may be removed without cause upon the affirmative vote of stockholders owning at least two-thirds of our outstanding capital stock and removed for cause upon the affirmative vote of stockholders owning a majority of our outstanding capital stock;

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

•	limit who may call a special meeting of stockholders;

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	establish advanced notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholder meetings.

We adopted a stockholder rights plan that may discourage, delay or prevent a merger or acquisition that is beneficial to our stockholders.

In December 2002, our Board of Directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition that is beneficial to our stockholders by diluting the ability of a potential acquiror to acquire us. Pursuant to the terms of the plan, when a person or group, except under certain circumstances, acquires 20% or more of our outstanding common stock or ten business days after commencement or announcement of a tender or exchange offer for 20% or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 20% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquiror’s rights would not become exercisable for our shares of common stock at a discount, the potential acquiror would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquiror from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

The financial results of Cumbre may impact our future operating results.

The financial results of Cumbre Inc., our majority-owned subsidiary, are consolidated with our own. In 2002 and 2001, Cumbre generated net losses of approximately $6.5 million and $1.7 million, which represented approximately 7% and 3% of our consolidated net losses, respectively. While two of our executive officers are on the board of directors of Cumbre and another member of Cumbre’s board of directors is on our Board of Directors, the operating goals of Cumbre are different from our goals. Cumbre is focused on building an infrastructure to support drug discovery, while we are using our existing drug discovery infrastructure to advance drug candidates through the development process. Cumbre’s capital expenditures and operating expenses are expected to grow at a faster rate than ours, which may have a significant impact on our future consolidated operating results. Cumbre’s expected faster growth relates to the costs required to build the infrastructure to support Cumbre’s drug discovery efforts. As of December 31, 2002, we owned approximately 52% of the outstanding shares of Cumbre’s capital stock and approximately 49% of Cumbre’s capital stock on a fully-diluted, as converted basis (which assumes the exercise of warrants to purchase 76,000 shares of Cumbre’s capital stock, the exercise of options to purchase 1,274,217 shares of Cumbre’s common stock and the conversion of all of Cumbre’s preferred stock outstanding at December 31, 2002. Cumbre may issue additional options subsequent to December 31, 2002. These options may dilute our ownership interest in Cumbre.

Item 2.    Properties

Our facilities consist of approximately 320,500 square feet of research and office space in the United States, the United Kingdom and Germany.

We lease approximately 263,000 square feet in South San Francisco, California, of which approximately 147,000 and 116,000 square feet are leased to us until 2013 and 2008, respectively. We have options to renew our leases for two additional periods of five years each on the 147,000-square-foot facility and one additional period of five years on the 116,000-square-foot facility. In December 2001, we entered into a build-to-suit lease for three buildings in South San Francisco totaling approximately 280,000 square feet. In January 2003, we amended the lease such that approximately 189,000 square feet of the additional facilities will become available in May 2003, and approximately 93,000 square feet will become available in three phases as described below. The first phase of approximately 46,600 square feet will become available in May 2005, and then the second and third phase of approximately 23,300 square feet each will become available in January 2006 and May 2006, respectively. Beginning in January 2004, we will pay ground lease rent until the first phase is completed in May 2005.

In May 2001, our majority-owned subsidiary, Cumbre Inc., leased approximately 23,000 square feet of research and office space in Dallas, Texas. The lease expires in 2007 but could be extended by exercising two five-year renewal options. We are the guarantor of this lease until Cumbre achieves a net worth of $100 million.

We have leased approximately 14,500 square feet of research and office space located at Greenlawn, New York until 2005. We leased approximately 6,000 square feet of space in Regensburg, Germany. Our lease in Germany is cancelable at anytime by providing six months’ advance notice. Our lease for our office in Macclesfield, United Kingdom expired in September 2002. In July 2002, we signed an agreement to lease approximately 14,000 square feet in a new building that is currently under construction. The lease term will be for a period of 25 years. Additionally, in the agreement to lease, we agreed to continue to lease approximately 14,000 square feet in Macclesfield, United Kingdom until the new facilities are ready for occupancy.

Item 3.    Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the last quarter of the year ended December 31, 2002.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock has traded on the Nasdaq National Market under the symbol “TLRK” since December 10, 1999. As of February 28, 2003, there were approximately 5,500 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported by the Nasdaq National Market:

	Common Stock
	High	Low
Year Ended December 31, 2001
First Quarter	$30.50	$16.50
Second Quarter	$27.70	$16.13
Third Quarter	$26.68	$15.95
Fourth Quarter	$26.08	$18.07

Year Ended December 31, 2002
First Quarter	$25.36	$16.25
Second Quarter	$17.38	$6.40
Third Quarter	$9.32	$6.55
Fourth Quarter	$9.69	$5.83

We have not paid cash dividends on our common stock, and we currently do not plan to pay any cash dividends in the foreseeable future.

On March 22, 2002 and October 29, 2002, we issued warrants to two of our current employees in connection with their exercise of options issued under the option plan of our wholly owned subsidiary, Amplicon Corporation, which options were assumed by Tularik in connection with the acquisition of Amplicon. Such warrants are exercisable for 171 and 778 shares of Tularik common stock, respectively, at a price of $13.00 per share and expire on October 29, 2004. The warrants were issued pursuant to an exemption from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

The information regarding securities authorized for issuance under equity compensation plans required by this item will be contained in our definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission before April 30, 2003, under the caption “Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 6.    Selected Consolidated Financial Data

The following Selected Consolidated Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Collaborative research and development	$25,262	$32,632	$25,487	$23,806	$21,362
Operating expenses:
Research and development	108,829	91,167	64,781	44,550	33,273
Acquired in-process research and development	—	—	—	3,000	—
General and administrative	12,846	11,916	15,590	7,015	5,024

	121,675	103,083	80,371	54,565	38,297

Loss from operations	(96,413)	(70,451)	(54,884)	(30,759)	(16,935)
Interest income and realized gains on investments, net	2,585	21,882	16,427	5,221	6,396

Net loss before cumulative effect of a change in accounting principle	(93,828)	(48,569)	(38,457)	(25,538)	(10,539)
Cumulative effect of a change in accounting principle	—	—	(4,800)	—	—
Net loss	$(93,828)	$(48,569)	$(43,257)	$(25,538)	$(10,539)

Net loss per share before cumulative effect of a change in accounting principle, basic and diluted	$(1.83)	$(0.99)	$(0.82)	$(2.70)	$(1.55)
Net loss per share from cumulative effect of a change in accounting principle, basic and diluted	—	—	(0.10)	—	—

Net loss per share, basic and diluted	$(1.83)	$(0.99)	$(0.92)	$(2.70)	$(1.55)

Weighted-average shares used in computing basic and diluted net loss per share	51,284	49,051	46,845	9,451	6,791

Pro forma results as if revenue recognition policy had been adopted retroactively:
Pro forma net loss			$(38,457)	$(23,938)	$(12,439)

Pro forma net loss per share, basic and diluted			$(0.82)	$(2.53)	$(1.83)

Prior to January 1, 2000, we recognized nonrefundable technology access fees received in connection with collaboration agreements as revenue when received, when the technology had been transferred and when all of our contractual obligations relating to the fees had been fulfilled. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 101—“Revenue Recognition in Financial Statements” that, among other things, describes the SEC staff’s position on the recognition of certain nonrefundable upfront fees received in connection with research collaborations. As reported in our quarterly report on Form 10-Q for the first quarter of 2000 and effective January 1, 2000, we adopted SAB 101, which changed our method of accounting for nonrefundable technology access fees to recognize such fees over the term of the related research collaboration agreement. The $4.8 million cumulative effect of a change in accounting principle was reported as a charge in the quarter ended March 31, 2000 and was reflected as a charge for the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the collaborative research and development agreements. The pro forma net losses for 1998 through 2000 reflect the effect of applying retroactively the new method of accounting under SAB 101.

	As of December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$187,754	$241,926	$278,903	$203,029	$121,374
Working capital	147,514	189,243	224,906	184,553	94,535
Total assets	236,307	293,282	315,098	230,438	136,778
Long-term obligations, less current portion	14,179	10,801	10,285	10,097	4,734
Deferred compensation	(41)	(351)	(1,674)	(4,586)	(679)
Accumulated deficit	(273,049)	(179,221)	(130,652)	(87,395)	(61,857)
Total stockholders’ equity	148,732	207,971	247,298	197,569	110,898

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with “Item 6. Selected Consolidated Financial Data,” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this annual report on Form 10-K.

Overview

Since our founding in November 1991, we have been seeking to discover and develop a broad range of novel and superior orally available medicines that act through the regulation of gene expression. We have incurred net losses since inception and expect to incur substantial and increasing losses for at least the next several years as we continue our research and development activities. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborators, capital lease financings and interest income. As of December 31, 2002, our accumulated deficit was approximately $273.0 million. We received aggregate annual research funding under research and development collaborations between 1998 and 2002 as follows:

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in millions)
Research funding received	$21.4	$18.4	$49.2	$23.7	$29.8

Collaborative research and development agreements provide for periodic payments in support of our research and development activities. Research revenue is recognized as research services are performed, or on a pro rata basis over the term estimated to complete a research program. The estimated term of a research program and the related revenues are subject to revision as the contract progresses to completion. Payments received related to substantive at-risk milestones are recognized when our performance of the milestone under the terms of the collaboration is achieved and there are no further performance obligations. Research support payments received in advance of work performed and technology access fees are recorded as deferred revenue. These upfront payments are recognized as revenue as the work is performed (research revenue) or over the stated or estimated terms of the collaborations (technology access fees). Changes in estimates on contract terms can cause an acceleration or delay in revenue recognition.

In order to accelerate product commercialization and finance research activities, we are currently engaged in collaborations with leading pharmaceutical and biotechnology companies as summarized below:

Collaborator	Research Area	Commencement Date
Sankyo Co., Ltd.	GPCRs	June 2002
Medarex, Inc.	Cancer	January 2002
The pharmaceutical division of Japan Tobacco Inc.	Metabolic Diseases	June 2000

Under the terms of the collaborations identified above, as of December 31, 2002, the pharmaceutical division of Japan Tobacco Inc. and Sankyo Co., Ltd. had agreed to provide future research funding of up to approximately $24.0 million over a two-year period as set forth in the table below. These amounts are subject to cancellation at the option of the pharmaceutical division of Japan Tobacco Inc. and Sankyo Co., Ltd. Under the terms of the collaborations, additional milestone and royalty payments will be due upon the achievement of specific research and development milestones and upon commercialization of any products. As of December 31, 2002, we expected to receive research funding under existing collaborations as follows:

	Year Ended December 31,
	2004	2003
	(in millions)
Contractual future research funding	$12.0	$12.0

If we do not enter into new corporate collaborations, collaborative research and development revenue and cash received from collaborative partners will decline for the foreseeable future.

License Agreement

Effective September 24, 1999, we executed a license agreement with Lilly under which we obtained an exclusive, worldwide, royalty-bearing license to make, use and sell pharmaceutical products containing a compound that we refer to as T64 and is also known as lometrexol. In connection with this agreement, we paid $3.0 million to Lilly as an initial license fee and agreed to make specified milestone and royalty payments upon successful commercialization of T64. In June 2002, we announced that we had ceased development efforts for T64. In accordance with the terms of the license agreement, we notified Lilly of our intent to terminate the agreement in October 2002. The termination became effective in January 2003. As a result of this termination, we are not obligated to make any further payments of any kind to Lilly.

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

Consolidation

Our consolidated financial statements include the results of Tularik in the United States and the following subsidiaries:

Subsidiary Name	Location	Ownership
Amplicon Corporation	United States	Wholly owned
Tularik Pharmaceutical Company	United States	Wholly owned
Cumbre Inc.	United States	Majority-owned
Tularik GmbH	Germany	Wholly owned
Tularik Limited	United Kingdom	Wholly owned

Transactions and accounts between us and each of our subsidiaries have been eliminated. For non-United States operations, local currencies are the functional currencies. All assets and liabilities of foreign subsidiaries are translated into United States dollars at current exchange rates, equity is translated at historical rates and net losses are translated at the average exchange rates for the reporting periods. Aggregate gains and losses on currency exchange are included in other comprehensive income as a component of stockholders’ equity.

Revenue Recognition

Collaborative research and development agreements provide for periodic payments in support of our research and development activities. Research revenue is recognized as research services are performed, or on a pro rata basis over the term estimated to complete a research program. The estimated term of a research program and the related revenues are subject to revision as the contract progresses to completion. Payments received related to substantive at-risk milestones are recognized when our performance of the milestone under the terms of the collaboration is achieved and there are no further performance obligations. Research support payments received in advance of work performed and technology access fees are recorded as deferred revenue. These upfront payments are recognized as revenue as the work is performed (research revenue) or over the stated or estimated terms of the collaborations (technology access fees). Changes in estimates on contract terms can cause an acceleration or delay in revenue recognition.

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2002, these investment securities were classified as available-for-sale and consequently were recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

•	length of time and the extent to which the market value has been less than cost;

•	the financial condition and near-term prospects of the issuer; and

•	our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Business Combination and Purchase Price Allocation

In July 2001, we acquired the computer-aided molecular design (“CAMD”) business of Protherics PLC. The total purchase price was allocated to software, laboratory equipment, furniture, computers, goodwill and liabilities. The value of the software was estimated based on Protherics’ costs to design, code and test the software. The software is being amortized over its useful life, which is estimated to be three years from the date of the acquisition. The value of the tangible assets acquired and liabilities assumed was estimated to be the carrying value at the date of the business combination. Goodwill of $3.1 million was determined to be the excess purchase price over the assets acquired and liabilities assumed. We review the intangible assets for impairments at least annually. Our review requires us to make estimates and assumptions regarding future cash flows. The effect of a change in our estimates and assumptions could be an impairment loss of up to $3.1 million.

Results of Operations

Years Ended December 31, 2002, 2001 and 2000.

Collaborative research and development revenue.    Collaborative research and development revenue was $25.3 million in 2002, compared to $32.6 million in 2001 and $25.5 million in 2000. During 2002, we earned revenues of $8.5 million from the amortization of technology access fees, $15.3 million from funded research and $1.5 million from milestone payments. $4.9 million of the decrease in revenue in 2002 as compared to 2001 related to the termination of our collaboration with Knoll in October 2001, $6.1 million of the decrease related to the expiration of collaborations with Japan Tobacco in September 2001 and April 2002 and $2.0 million of the decrease related to the expiration of our collaboration with Roche Bioscience in July 2002. The decline was partially offset by $1.2 million of revenue from our collaboration with Medarex that was signed in January 2002, $2.2 million of revenue from our collaboration with Sankyo that was signed in June 2002 and $2.3 million in incremental revenue from our collaboration with Japan Tobacco related to metabolic disease. The increase from 2000 to 2001 was principally attributable to $9.0 million in revenue from a corporate collaboration agreement in the area of metabolic diseases signed in June 2000 with the pharmaceutical division of Japan Tobacco. In 2001, revenue also increased as a result of the termination of the collaboration in the area of obesity with Knoll, which resulted in recognizing $1.1 million in previously deferred access-fee revenue, and a $1.5 million milestone payment from Lilly related to the anti-thrombotics collaboration acquired with the CAMD business of Protherics. These increases were partially offset by a $3.3 million decrease in revenue related to our obesity and lipid disorder collaborations with Japan Tobacco as well as a $1.2 million decrease in revenue related to the conclusion of the collaborations with Taisho and Sumitomo during the first quarter of 2000. Unless we enter into new corporate collaborations, we expect collaborative research and development revenue to decline as our existing collaborations expire.

Research and development expenses.    Research and development expenses were $108.8 million in 2002, compared to $91.2 million in 2001 and $64.8 million in 2000. The increase in 2002 as compared to 2001 was primarily attributable to a $5.7 million increase in costs related to our clinical trial programs, a $5.0 million increase in costs related to increased employee costs at our majority-owned subsidiary, Cumbre Inc., a $2.8 million increase in research headcount and supply costs related to the acquisition of the CAMD business of Protherics in July 2001 and a $2.4 million increase in costs related to internal expansion. Our research and development expenses increased in 2001 as compared to 2000 by $3.4 million due to the acquisition of the CAMD business, by $2.4 million due to higher occupancy costs associated primarily with leasing additional buildings in South San Francisco in April 2001 and by $1.9 million for expenses incurred by Cumbre. The remainder of the increase was attributable to higher research headcount and supply costs related to internal growth.

Research expense is comprised primarily of headcount and supply costs and relates to work that is performed prior to preclinical development. Development expense is comprised primarily of headcount costs, contract development costs and contract pharmaceutical development and manufacturing costs. We allocate headcount-driven or space-use-driven overhead costs to research and development and to general and administrative expenses based on headcount and space use by each area. As of December 31, 2002, approximately 89% of headcount-driven overhead costs and approximately 95% of space-use-driven costs were allocated to research and development expenses. From January 1, 2000 through December 31, 2002, research and development costs were split approximately 22%, 37% and 41% among three therapeutic areas, cancer, immunology and metabolic diseases, respectively. The major components of our research and development expenses for 2002, 2001 and 2000 were as follows (in millions):

	2002	2001	2000
Research	$78.4	$73.7	$51.2
Development	30.4	17.5	13.6

Total	$108.8	$91.2	$64.8

Drug development in the United States is a process that includes several steps defined by the FDA. The process begins with the filing of an IND application that, if successful, allows clinical study of the potential new medicine. Clinical development typically involves three phases of study: phase 1, 2 and 3. The most significant costs associated with clinical development are the phase 3 trials as they tend to be the longest and largest studies conducted during the drug development process. After completion of clinical trials, a new drug application (or NDA) or a biologic license application (or BLA) may be filed with the FDA. In responding to an NDA or a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. The successful development of our drug candidates is highly uncertain. An estimation of product completion dates and completion costs can vary significantly for each product and are difficult to predict. The lengthy process of seeking regulatory approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could have a material adverse effect on our results of operations. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and certain consequences of failing to do so are set forth in the risk factors entitled “If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations” and “The progress and results of our animal and human testing are uncertain,” as well as in other risk factors.

The table below summarizes the dates on which our current drug candidates entered clinical trials:

Program	Clinical Status	Commencement of Current Phase
Cancer
T67	Phase 2/3	Expect to initiate clinical trials in the first quarter of 2003
T607	Phase 2	Commenced clinical trials in the second quarter of 2002
Immunology
Immune disorders: T487	Phase 1	Commenced clinical trials in the third quarter of 2002
Metabolic Disease
Diabetes: T131	Phase 1	Commenced clinical trials in the first quarter of 2003

Based on our experience and judgment, phase 1 clinical trials are expected to last between 12 and 18 months, phase 2 clinical trials are expected to last between 18 and 36 months and phase 3 clinical trials are expected to last between 24 and 42 months. The length of clinical development depends on the specific disease and patient population.

Prior to preclinical development work, we are unable to segregate the costs related to research performed on drug candidates because the drug candidate is often not specifically identified until the later stages of our research. When we begin preclinical development work on a drug candidate, we begin to separately account for the costs related to the development of the identified candidate. Below is a summary that reconciles our total development costs to the development costs incurred for our drug candidates that are currently in clinical trials (in millions).

	2002	2001	2000	Prior to 2000
T67	$7.3	$1.8	$1.3	$1.2
T607	2.6	1.5	1.0	1.2
T487	6.0	2.9	0.9	—
T131	4.6	1.3	0.3	—
Other development	9.9	10.0	10.1	4.1

Total	$30.4	$17.5	$13.6	$6.5

We expect research and development expenses to increase in future periods as new and existing drug candidates continue to advance into later stages of development. Additionally, we expect that corporate collaboration funding as a percentage of our research and development expenses will continue to decline.

General and administrative expenses.    General and administrative expenses were $12.8 million in 2002, compared to $11.9 million in 2001 and $15.6 million in 2000. The increase in 2002 as compared to 2001 is due to a $0.7 million increase in costs related to higher average administrative headcount and a $0.2 million increase in legal costs. The decrease from 2000 to 2001 is primarily due to a decrease in stock-based compensation offset by an $0.8 million increase in headcount costs and a $1.0 million increase due to higher patent legal fees. We expect that general and administrative expenses will increase in the future to support continued growth of our research and development efforts.

Interest income and realized gains (losses) on investments, net.    Net interest income and realized gains on investments, net of interest expenses, were $2.6 million in 2002, compared to $21.9 million in 2001 and $16.4 million in 2000. The decrease in 2002 as compared to 2001 was primarily due to a $9.9 million decrease in interest income related to lower overall investment balances as well as lower interest rates in 2002. Additionally, we recorded realized losses on investments of $0.7 million in 2002 as compared to realized gains of $8.4 million in 2001. These gains and losses related primarily to our investment in Merck & Co., Inc. Our investment in Merck was liquidated prior to December 31, 2002. The increase in 2001 as compared to 2000 was primarily due to $8.4 million in realized gains on our venture-stage investments, offsetting a $2.9 million decrease in interest income compared to the prior year due to lower overall investment balance and lower interest rates in 2001. We expect interest income to continue to decline if we are unable to raise additional funding through the sale of equity securities or non-equity payments from collaborators.

Liquidity and Capital Resources

Since inception, our primary sources of funds have been the sale of equity securities, capital lease financings, non-equity payments from collaborators and interest income. As of December 31, 2002, we had received net proceeds of $379.6 million from the sale of Tularik equity securities, including $15.4 million from collaborators, $104.7 million from our initial public offering in December 1999, $71.6 million from our public offering in March 2000 and $25.6 million from our public offering in October 2002. Non-equity payments received from collaborators since our inception were $200.0 million through December 31, 2002. Aggregate interest income earned since our inception was $61.4 million through December 31, 2002. In addition to the proceeds from the sale of Tularik equity securities, our majority-owned subsidiary, Cumbre Inc., raised $26.2 million by issuing shares of Series B preferred stock in September 2001.

At December 31, 2002, we had cash, cash equivalents and investments of $187.8 million, including $19.8 million of cash, cash equivalents and investments of our majority-owned subsidiary Cumbre, which represents a decrease of $54.2 million from December 31, 2001. Cash used by operations during the year ended December 31, 2002 was $79.6 million.

Cash used for purchases of equipment and leasehold improvements totaled $7.9 million during the year ended December 31, 2002. We expect our purchases of equipment and leasehold improvements to increase in 2003 related to the purchase of leasehold improvements and equipment for use in our leased buildings in South San Francisco. Cash received from equipment financing during the year ended December 31, 2002 was $11.7 million. The annual interest rate of these financings ranged from 6.5% to 10.4%, and the financing arrangements have terms of three or four years each. As of December 31, 2002, we had $7.5 million in available equipment financing. We intend to utilize this remaining availability and enter into additional equipment financing arrangements in the future. Repayments of long-term obligations totaled $7.3 million during the year ended December 31, 2002.

Cash received from exercises of Tularik and Cumbre stock options, from purchases under the Tularik employee stock purchase plan and from repayment of note receivables from stockholders during the year ended December 31, 2002 was $3.8 million.

We expect operating spending to increase in the future as we expand operations to support the development of new and existing drug candidates. We have committed to lease three new buildings in South San Francisco through 2022. Operating in these facilities will require minimum aggregate payments of approximately $335.0 million over a period of 19 years starting in May 2003. We intend to sublease our current facilities when our new facilities are ready for occupancy. We are committed to rent our current facilities through 2013. Cumbre, our majority-owned subsidiary, is committed to pay approximately $1.2 million through 2007.

The following table summarizes our contractual obligations, including leases amended subsequent to year end (see Note 13 of Consolidated Notes to Financial Statements) (in millions):

	Payments due by period
	Total	2003	2004-2005	2006-2007	After 2007
Capital lease obligations	$24,461	$10,556	$11,156	$2,749	$—
Build-to-suit and operating leases	394,186	12,246	44,537	48,802	288,601

Total contractual cash obligations	$418,647	$22,802	$55,693	$51,551	$288,601

During the three-year period ended December 31, 2002, cash used in operating and investing activities was $129.6 million and $14.3 million, respectively. Uses of cash in operating activities were primarily to fund net losses. Uses of cash in investing activities included $19.1 million used for net purchases of available-for-sale securities and $31.3 million used for capital expenditures. Financing activities provided cash of $144.2 million during the three-year period ended December 31, 2002. This amount was primarily comprised of $136.7 million of proceeds from the sale of stock as well as $5.9 million in net proceeds from the issuance of long-term obligations.

We are currently receiving research funding under two of our research collaboration agreements, one of which will expire in June 2005 and the other of which will expire in June 2007, in each case unless earlier terminated or extended. We are actively engaged in discussions with other potential collaborators to fund future research and development.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. We believe that our existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through the second quarter of 2004. This estimate excludes the cash and investment securities of Cumbre, our majority-owned subsidiary, as well as the funding of Cumbre’s operating plan. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:

•	the progress of our pre-clinical and clinical development activities;

•	the costs and timing of regulatory approvals;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of the development efforts of our collaborators;

•	our ability to establish and maintain current and new collaboration and licensing arrangements;

•	a decision to make additional investments in Cumbre, our majority-owned subsidiary, in the event Cumbre is unable to receive equity and debt financing from third parties;

•	our ability to achieve our milestones and receive funding under collaboration arrangements;

•	the costs involved in enforcing patent claims and other intellectual property rights;

•	the costs of establishing sales, marketing and distribution capabilities; and

•	our ability to sublease our current facilities when our new facilities are ready for occupancy.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products or technologies. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve for at least several years, we expect to finance future cash needs through the sale of equity securities, strategic collaborations and debt financing as well as interest income earned on cash balances. In August 2001, we filed a registration statement on Form S-3 to offer and sell common stock and debt securities in one or more offerings up to a total dollar amount of $250.0 million. Currently, $217.8 million remains available on the Form S-3, and we have no current commitments to offer and sell any securities that may be offered or sold pursuant to such registration statement. We cannot assure you that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may also adversely affect our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

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

As of December 31, 2002, we had federal net operating loss carryforwards of approximately $178.7 million to offset future taxable income. We also had federal research and development tax credit carryforwards of approximately $3.0 million. If not utilized, net operating loss and credit carryforwards will begin to expire in 2007. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of our net operating losses and credits before they can be used. You should read Note 12 of “Notes to Consolidated Financial Statements.”

Stock Options

Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and to align stockholder and employee interests. Our program primarily consists of our 1997 Equity Incentive Plan and 1997 Non-Employee Directors’ Plan (collectively referred to as the 1997 Plans), under which stock options are granted to employees, directors and other service providers. Substantially all of our employees participate in our stock option program. In the past, we granted options under our 1991 Stock Plan. Although we no longer grant options under this plan, exercisable options granted under this plan are still outstanding.

General Option Information

Summary of Option Activity

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted-Average Exercise Price
	(Shares in thousands)
January 1, 2000	2,242	4,244	$2.80
Grants	(1,750)	1,750	26.83
Exercises	—	(545)	1.86
Forfeitures(1)	121	(121)	8.34
Additional shares reserved	1,690	—

December 31, 2000	2,303	5,328	10.67
Grants	(1,991)	1,991	22.86
Exercises	—	(1,177)	2.03
Forfeitures(1)	197	(213)	20.23
Additional shares reserved	—	—

December 31, 2001	509	5,929	16.14
Grants	(2,372)	2,372	9.85
Exercises	—	(656)	13.25
Forfeitures(1)	436	(436)	21.67
Additional shares reserved	2,146	—

December 31, 2002	719	7,209	$15.00

(1)	We currently grant shares only under our 1997 Plans. Forfeitures from options granted under the previous plan are not added to the shares reserved for issuance under the 1997 Plans.

In-the-Money and Out-of-the-Money Option Information

	As of December 31, 2002
	Exercisable		Unexercisable		Total
	Shares	Wtd.-Avg. Exercise Price	Shares	Wtd.-Avg. Exercise Price	Shares	Wtd.-Avg. Exercise Price
	(Shares in thousands)
In-the-Money	1,469	$2.88	742	$6.31	2,211	$4.03
Out-of-the-Money(1)	1,695	23.34	3,303	18.05	4,998	19.85

Total Options Outstanding	3,164		4,045		7,209

(1)	Out-of-the-money options are those options with an exercise price equal to or greater than the fair market value of Tularik common stock, $7.46, at the close of business on December 31, 2002.

Distribution and Dilutive Effect of Options

Employee and Executive Officer Option Grants

	2002	2001	2000
Net grants during the year as % of outstanding shares	4.32%	3.99%	3.64%
Grants to Named Executive Officers* during the period as % of outstanding shares	1.02%	0.70%	0.90%
Grants to Named Executive Officers during the period as % of total options granted	23.61%	17.58%	24.85%

*	“Named Executive Officers” refers to our chief executive officer and our four other most highly compensated executive officers as defined under federal securities laws.

Equity Compensation Plan Information

All of our equity compensation plans under which options are currently outstanding have been approved by our stockholders.

Option Exchange Program

On December 19, 2002, we announced that our Board of Directors approved a voluntary stock option exchange program for employees other than executive officers. Under the Exchange Program, employees were offered the opportunity to exchange approximately 2.4 million outstanding stock options with exercise prices equal to or greater than $14.00 per share for new stock options that will be granted at an exercise price determined on the date the new stock options will be granted. Participating employees will receive new stock options in exchange for outstanding stock options at an exchange ratio of 1 for 1. In accordance with the Exchange Program, on January 17, 2003, we cancelled approximately 2.1 million of our outstanding stock options. We expect to grant new options to purchase approximately 2.1 million shares of our common stock on July 18, 2003, which is the first business day that is six months and one day after the cancellation of the exchanged options. The exercise price per share of the expected new options will be equal to the fair market value of our common stock at the close of regular trading on July 17, 2003. The expected new stock options represent approximately 3.9% of the total shares of our common stock outstanding as of December 31, 2002, and could have a dilutive impact on our future earnings per share to the extent that the market price of our common stock exceeds the exercise price of the new stock options expected to be granted on July 18, 2003 (see Note 9, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements).

Recent Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45

requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2002 levels, the fair value of our portfolio would decline by approximately $0.4 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Foreign Currency Exchange Risk

Because we translate foreign currencies into United States dollars for reporting purposes, exchange rates can have an impact on our financial results, although this impact is generally immaterial. We believe that our exposure to currency exchange risk is low because our German and British subsidiaries satisfy their financial obligations almost exclusively in their local currencies. As of December 31, 2002, we did not engage in foreign currency hedging activities.

Investment Risk

We are exposed to investment risks related to the changes in the fair value of our investments. We have investments in several private companies. These investments are included in “Other investments” in the accompanying consolidated financial statements.

We have invested $2.0 million in several private companies through the purchase of preferred stock. These investments are being carried at cost. We do not believe our preferred stock investments were impaired as of December 31, 2002.

Should the companies in which we have invested experience a deterioration of operating results or financial position, impairment charges may be necessary.

Item 8.    Financial Statements and Supplementary Data

TULARIK INC.

Report of Independent Accountants

The Board of Directors and Stockholders of

Tularik Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, of stockholders’ equity and of cash flows, present fairly, in all material respects, the financial position of Tularik Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/S/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 27, 2003

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

Tularik Inc.

We have audited the accompanying consolidated balance sheet of Tularik Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tularik Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, in 2000 the Company changed its method of revenue recognition for nonrefundable technology access fees received in connection with collaboration agreements.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 4, 2002

TULARIK INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$95,670	$109,392
Short-term investments	81,030	107,197
Prepaid expenses and other current assets	4,600	6,832

Total current assets	181,300	223,421
Property and equipment, net	31,188	34,011
Other investments	13,087	27,365
Restricted investments	4,272	2,008
Other assets	3,360	3,377
Goodwill	3,100	3,100

Total assets	$236,307	$293,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,840	$4,855
Accrued compensation and related liabilities	3,111	3,039
Accrued liabilities	5,789	5,388
Current portion of capital lease obligations	7,927	6,685
Deferred revenue	12,119	14,211

Total current liabilities	33,786	34,178
Long-term portion of capital lease obligations	14,179	10,801
Long-term portion of deferred revenue	10,300	12,083
Other non-current liabilities	3,060	1,999

Total liabilities	61,325	59,061

Commitments (Note 8)
Minority interest in Cumbre Inc.	26,250	26,250
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $0.001 par value, 145,000,000 shares authorized; 54,934,638 and 49,890,865 shares issued and outstanding at December 31, 2002 and 2001, respectively	55	50
Additional paid-in capital	420,338	387,484
Notes receivable from stockholders	(28)	(230)
Deferred compensation	(41)	(351)
Accumulated other comprehensive income	1,457	239
Accumulated deficit	(273,049)	(179,221)

Total stockholders’ equity	148,732	207,971

Total liabilities and stockholders’ equity	$236,307	$293,282

The accompanying notes are an integral part of these consolidated financial statements.

TULARIK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2002	2001	2000
Revenue:
Collaborative research and development	$25,262	$32,632	$25,487
Operating expenses:
Research and development	108,829	91,167	64,781
General and administrative	12,846	11,916	15,590

	121,675	103,083	80,371

Loss from operations	(96,413)	(70,451)	(54,884)
Interest income	5,121	15,033	17,908
Realized (loss) gain on investments	(742)	8,390	—
Interest expense	(1,794)	(1,541)	(1,481)

Net loss before cumulative effect of a change in accounting principle	(93,828)	(48,569)	(38,457)
Cumulative effect of a change in accounting principle	—	—	(4,800)

Net loss	$(93,828)	$(48,569)	$(43,257)

Net loss per share before cumulative effect of a change in accounting principle, basic and diluted	$(1.83)	$(0.99)	$(0.82)
Net loss per share from cumulative effect of a change in accounting principle, basic and diluted	—	—	(0.10)

Net loss per share, basic and diluted	$(1.83)	$(0.99)	$(0.92)

Weighted-average shares used in computing basic and diluted net loss per share	51,283,587	49,051,339	46,845,374

Pro forma results as if revenue recognition policy had been adopted retroactively:
Pro forma net loss			$(38,457)

Pro forma net loss per share, basic and diluted			$(0.82)

The accompanying notes are an integral part of these consolidated financial statements.

TULARIK INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balances at January 1, 2000	44,835,844	$45	$291,114	$(1,609)	$(4,586)	$—	$(87,395)	$197,569
Warrant exercises, net	507,670	—	432	—	—	—	—	432
Issuance of common stock, net of repurchases	631,810	1	2,176	—	—	—	—	2,177
Issuance of common stock in secondary public offering, net of offering costs of $631	2,156,250	2	71,604	—	—	—	—	71,606
Cancellation of pre-IPO options	—	—	(682)	—	682	—	—	—
Amortization of deferred compensation	—	—	—	—	2,230	—	—	2,230
Other stock compensation	—	—	5,396	—	—	—	—	5,396
Consultant stock compensation	—	—	1,464	—	—	—	—	1,464
Payment of notes receivable	—	—	—	525	—	—	—	525
Net loss	—	—	—	—	—	—	(43,257)	(43,257)
Change in unrealized gains on available-for-sale securities	—	—	—	—	—	9,156	—	9,156

Comprehensive loss	—	—	—	—	—	—	—	(34,101)

Balances at December 31, 2000	48,131,574	48	371,504	(1,084)	(1,674)	9,156	(130,652)	247,298
Issuance of common stock, net of repurchases	1,359,291	1	4,544	—	—	—	—	4,545
Issuance of common stock upon acquisition of a business	400,000	1	9,389	—	—	—	—	9,390
Cancellation of pre-IPO options	—	—	(194)	—	194	—	—	—
Amortization of deferred compensation	—	—	—	—	1,129	—	—	1,129
Stock based compensation	—	—	2,080	—	—	—	—	2,080
Payment of notes receivable	—	—	—	873	—	—	—	873
Issuance of common stock of Cumbre Inc.	—	—	161	(19)	—	—	—	142
Net loss	—	—	—	—	—	—	(48,569)	(48,569)
Change in cumulative translation adjustment	—	—	—	—	—	364	—	364
Change in unrealized gains on available-for-sale securities	—	—	—	—	—	(9,281)	—	(9,281)

Comprehensive loss	—	—	—	—	—	—	—	(57,486)

Balances at December 31, 2001	49,890,865	50	387,484	(230)	(351)	239	(179,221)	207,971
Warrant exercises, net	4,688	—	42	—	—	—	—	42
Issuance of common stock in secondary public offering, net of offering costs of $416	4,000,000	4	25,580	—	—	—	—	25,584
Issuance of common stock, net of repurchases	939,049	1	3,562	(15)	—	—	—	3,548
Issuance of common stock to Medarex	100,036	—	2,429	—	—	—	—	2,429
Amortization of deferred compensation	—	—	—	—	310	—	—	310
Stock based compensation	—	—	1,241	—	—	—	—	1,241
Payment of notes receivable	—	—	—	217	—	—	—	217
Net loss	—	—	—	—	—	—	(93,828)	(93,828)
Change in cumulative translation adjustment	—	—	—	—	—	1,028	—	1,028
Change in unrealized gains on available-for-sale securities	—	—	—	—	—	190	—	190

Comprehensive loss	—	—	—	—	—	—	—	(92,610)

Balances at December 31, 2002	54,934,638	$55	$420,338	$(28)	$(41)	$1,457	$(273,049)	$148,732

The accompanying notes are an integral part of these consolidated financial statements.

TULARIK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net loss	$(93,828)	$(48,569)	$(43,257)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,520	8,188	4,950
Noncash gain on exchange of marketable security	—	(4,325)	—
Realized loss (gain) on investments	742	(4,065)	—
Amortization of loan discount	31	—	—
Amortization of deferred stock compensation	310	1,129	2,230
Noncash stock based compensation	1,161	2,080	6,860
Changes in assets and liabilities:
Other assets	2,404	2,634	(2,012)
Accounts payable and accrued liabilities	884	4,428	4,935
Deferred revenue	(3,875)	(13,927)	28,739
Other liabilities	1,061	—	—

Net cash (used in) provided by operating activities	(79,590)	(52,427)	2,445

Cash flows from investing activities
Maturities/sales of available-for-sale securities	559,621	490,059	336,163
Purchases of available-for-sale securities	(521,995)	(422,912)	(423,895)
Capital expenditures	(7,902)	(14,170)	(9,257)

Net cash provided by (used in) investing activities	29,724	52,977	(96,989)

Cash flows from financing activities
Proceeds from capital lease obligations	11,660	6,556	6,440
Payments of long-term obligations	(7,347)	(5,836)	(5,593)
Proceeds from note receivables from stockholders	217	873	525
Proceeds from issuance of Series B preferred stock by Cumbre Inc.	—	26,250	—
Proceeds from issuance of Cumbre Inc. common stock	—	142	—
Proceeds from issuances of common stock, net	31,561	4,545	74,215

Net cash provided by financing activities	36,091	32,530	75,587

Effect of exchange rate changes on cash	53	—	—
Net increase (decrease) in cash and cash equivalents	(13,722)	33,080	(18,957)
Cash and cash equivalents at beginning of year	109,392	76,312	95,269

Cash and cash equivalents at end of year	$95,670	$109,392	$76,312

Supplemental cash flow information
Cash paid during the period for interest	$1,796	$1,541	$1,481
Supplemental disclosure of noncash investing and financing activities
Tularik Inc. common stock issued for acquisition of a business	$—	$9,390	$—
Cumbre Inc. common stock issued for notes receivable	$15	$19	$—
Issuance of notes payable in exchange for services	$—	$—	$410

The accompanying notes are an integral part of these consolidated financial statements.

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

Organization and Business

Tularik Inc. (“Tularik” or the “Company”) was incorporated in the State of California in November 1991 and reincorporated in the State of Delaware in June 1997.

Since its founding, the Company has been seeking to discover and develop a broad range of novel, orally available medicines, which act through the regulation of gene expression. Tularik has incurred net losses since inception and expects to incur substantial and increasing losses for at least the next several years as the Company expands its development activities. To date, the Company has funded its operations primarily through the sale of equity securities, non-equity payments from collaborators, capital lease financings and interest income. Future cash inflows from operations, if any, for at least the next several years is expected to consist primarily of payments under corporate collaborations and interest income. The process of developing products has required and will continue to require significant research and development expenditures. Tularik will not receive product revenue unless the Company or its collaborative partners complete clinical trials, obtain regulatory approval and successfully commercialize one or more of the Company’s products.

In order to accelerate product commercialization and contribute to financing for research activities, Tularik has entered into collaborations with several leading pharmaceutical and biotechnology companies. The Company has ongoing collaborations with the pharmaceutical division of Japan Tobacco Inc. (“Japan Tobacco”) relating to metabolic diseases (commenced in June 2000); Medarex, Inc. (“Medarex”) to develop human antibodies against three oncogene-encoded targets (commenced in January 2002); and Sankyo Co., Ltd. (“Sankyo”) to jointly discover and develop human therapeutics that act on orphan G-protein coupled receptors (GPCRs) (commenced in June 2002). Previously, Tularik also had research collaborations with other companies including Merck & Co., Inc. (“Merck”) relating to human viral diseases (commenced in December 1993, ended in March 1999); Sumitomo Pharmaceuticals Co., Ltd. (“Sumitomo”) relating to hypercholesterolemia (commenced in January 1995, expired in January 2000); Taisho Pharmaceutical Co., Ltd. (“Taisho”) relating to immune disorders (commenced in April 1995, ended in March 2000); Knoll AG (“Knoll”) relating to obesity (commenced in November 1998, ended in October 2001); the pharmaceutical division of Japan Tobacco relating to obesity (commenced in September 1996, ended in September 2001) and lipid disorders (commenced in September 1998, ended in September 2001); the Roche Bioscience division of Syntex (U.S.A.) LLC (“Roche Bioscience”) relating to inflammation (commenced in July 1997, ended in July 2002); and Eli Lilly and Company (“Lilly”) relating to the treatment of blood clots (acquired as part of Tularik’s acquisition of the computer-aided molecular design unit of Protherics PLC in July 2001, ended in December 2001). As of December 31, 2002, the Company had received $15.4 million in equity investments and $200.0 million in research funding from its past and current collaborators.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include those of Tularik and its subsidiaries. All significant inter-company balances, transactions and stock holdings have been eliminated upon consolidation. Consolidated statements include statements from Tularik’s wholly-owned subsidiaries, Amplicon Corporation, Tularik Pharmaceutical Company, Tularik GmbH and Tularik Limited.

At December 31, 2002, the consolidated financial statements of Tularik also include the accounts of Tularik’s majority-owned subsidiary, Cumbre Inc. (“Cumbre”). It is the Company’s policy not to allocate losses

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

against the minority interest if doing so reduces the minority interest balance below the aggregate liquidation preferences of third-party minority stockholders. As a result of this policy, 100% of Cumbre’s net loss has been included in the Company’s determination of net loss for the year ended December 31, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

Foreign Currency Translation

For non-U.S. operations, local currencies are the functional currencies. All assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, equity is translated at historical rates and net losses are translated at the average exchange rates for the reporting periods. Aggregate gains and losses on currency exchange are included in other comprehensive income as a component of stockholders’ equity.

Cash Equivalents and Investments

The Company considers all highly liquid investments in debt securities with a remaining maturity from the date of purchase of 90 days or less to be cash equivalents. Cash equivalents consist of money market funds and corporate debt securities and exclude demand deposits. The Company’s short-term investments include obligations of governmental agencies, corporate debt securities with original maturities ranging between three and 12 months. By policy, the Company limits concentration of credit risk by diversifying its investments among a variety of high credit-quality issuers.

All cash equivalents and marketable investments are classified as available-for-sale. Available-for-sale securities are recorded at fair value, and unrealized gains (losses) are reported in stockholders’ equity and included in other comprehensive income. Fair value is estimated based on available market information. The cost of the securities when sold is based upon specific identification.

As part of our strategic alliance efforts, we may also invest in equity securities and convertible preferred stock of other biotechnology companies. We do not exercise significant influence over any of the biotechnology companies in which we have invested and all of our equity investments represent less than a 20% ownership position. All of our equity and convertible preferred stock investments are nonmarketable and are carried at cost. We periodically monitor the liquidity and financing activities of the respective issuers to determine if impairment write downs are necessary.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at the reporting unit level, at least

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annually, by determining the fair value of the reporting unit and comparing it with its book value. A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations and assets of the entity.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, marketable investments and accounts payable, approximate fair value due to their short maturities. The carrying value of its debt obligations approximates fair value, based on borrowing rates currently available to the Company for loans with similar terms.

Revenue Recognition

Collaborative research and development agreements provide for periodic payments in support of the Company’s research and development activities. Research revenue is recognized as research services are performed, or on a pro rata basis over the term estimated to complete a research program. The estimated term of a research program and the related revenues are subject to revision as the contract progresses to completion. Payments received related to substantive at-risk milestones are recognized when the Company’s performance of the milestones under the terms of the collaboration is achieved and there are no further performance obligations. Research support payments received in advance of work performed and technology access fees are recorded as deferred revenue. These upfront payments are recognized as revenue as the work is performed (research revenue) or over the stated or estimated terms of the collaborations (technology access fees).

The Company previously recognized nonrefundable technology access fees received in connection with collaboration agreements as revenue when received, when the technology had been transferred and when all contractual obligations of the Company relating to the fees had been fulfilled. In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101—“Revenue Recognition in Financial Statements” (“SAB 101”) that, among other things, describes the SEC staff’s position on the recognition of certain nonrefundable upfront fees received in connection with research collaborations. Effective January 1, 2000, the Company adopted SAB 101, which changed the Company’s method of accounting for nonrefundable technology access fees to recognize such fees over the term of the related research collaboration agreement. The $4.8 million cumulative effect of a change in accounting principle was reported as a charge for the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue that was recognized as revenue over the remaining contractual terms of the collaborative research and development agreements. For the year ended December 31, 2000, the impact of the change in accounting principle was to increase net loss by $3.2 million, or $0.07 per share, comprised of the $4.8 million cumulative effect of the change as described above ($0.10 per share), net of the $1.6 million ($0.03 per share) of the related deferred revenue that was recognized as revenue during the same 12-month period. For the year ended December 31, 2001, the impact of the change in accounting principle was to decrease net loss by $2.7 million, or $0.06 per share. The remaining $0.5 million of the related deferred revenue was recognized in 2002.

Significant Concentrations

For the year ended December 31, 2002, revenues from five collaborators accounted for 64%, 16%, 9%, 6% and 5% of total revenues, respectively. For the year ended December 31, 2001, revenues from four collaborators accounted for 63%, 19%, 14% and 4% of total revenues, respectively. For the year ended December 31, 2000, revenues from five collaborators accounted for 58%, 21%, 16%, 4% and 1% of total revenues, respectively.

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

The Company accounts for grants of stock options and common stock purchase rights according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB No. 25”). Options granted to consultants are accounted for using the Black-Scholes method prescribed by SFAS 123, “Accounting for Stock-Based Compensation,” in accordance with Emerging Issues Task Force Consensus No. 96-18. These options are expensed over their vesting terms. Any deferred stock compensation calculated according to APB No. 25 is amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. Pro forma net loss information using the fair value method to determine compensation expense as prescribed by SFAS 123 is included in Note 9.

Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2002, there have been no such losses.

Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments represent the only components of comprehensive loss that are excluded from the Company’s net loss for the years ended December 31, 2002, 2001 and 2000.

Net Loss Per Share

Net loss per share is computed in accordance with FASB Statement No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities. The Company’s potentially dilutive securities were antidilutive and therefore were not included in the computation of weighted average shares used in computing diluted loss per share, for all periods presented.

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of weighted average shares used in computing basic and diluted net loss per share for the periods indicated:

	2002	2001	2000
Weighted-average shares of common stock outstanding	51,365,549	49,277,495	47,284,531
Less: weighted-average shares subject to repurchase	(81,962)	(226,156)	(439,157)

Weighted average shares used in computing basic and diluted net loss per share	51,283,587	49,051,339	46,845,374

During all periods presented, the Company had options and warrants outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Such outstanding securities consist of the following at December 31:

	2002	2001	2000
Outstanding options	7,209,269	5,928,721	5,328,375
Warrants	281,985	306,442	301,631

Total	7,491,254	6,235,163	5,630,006

Weighted-average exercise price of options.	$15.00	$16.14	$10.67
Weighted-average exercise price of warrants	$12.01	$12.23	$11.98

As of December 31, 2002, 2001 and 2000, the Company had approximately 35,365, 143,787 and 271,343 shares of common stock outstanding, respectively, which were subject to the Company’s lapsing right of repurchase in the event the holder’s association with the Company terminates. The information in the table above excludes options to purchase 24,000, 30,263 and 33,316 shares with an exercise price of $3.00 granted outside of the Company’s stock option plans at December 31, 2002, 2001 and 2000, respectively.

Reclassification

Certain amounts in the financial statements have been reclassified to conform to the current year’s presentation. The reclassifications had no impact on previously reported net loss.

Recent Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition,

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

3.    Acquisition

On July 12, 2001, the Company acquired the computer-aided molecular design (CAMD) business of Protherics PLC, a U.K.-based company. The results of the CAMD business operations are included in the financial statements since that date. The Company acquired the CAMD business to have access to a set of proprietary computational chemistry software and a team of experienced chemists and software designers to complement Tularik’s high-throughput screening. The transaction was accounted for using the purchase method of accounting.

The cost to acquire the CAMD business is set forth below and has been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. The fair value of the acquired assets and liabilities was based upon an independent valuation.

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

$9,784

An independent valuation specialist performed an allocation of the total purchase price of $9.8 million to the individual assets acquired. The purchase price was allocated to the tangible and intangible assets. The software acquired will be amortized over three years. The goodwill will not be amortized, but will be subject to periodic impairment assessments as prescribed under SFAS No. 142, “Goodwill and other Intangible Assets.”

The following pro forma data summarizes the results of operations for the periods indicated as if the CAMD business acquisition had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

Year Ended December 31,
2001
(In thousands, except per share amounts)
Revenue from collaborative research and development	$33,045
Net loss	$(51,350)
Net loss per share, basic and diluted	$(1.05)

4.    Research and Development Collaborations

The Company has entered into multi-year research and development collaborations in five of its research programs. Tularik received aggregate collaboration payments of $21.4 million, $18.4 million and $49.2 million and recognized collaboration revenue of $25.3 million, $32.6 million and $25.5 million in 2002, 2001 and 2000, respectively. Under the terms of existing collaborations at December 31, 2002, the Company’s partners have agreed to provide future research funding of approximately $24.0 million through 2004, all of which is subject to possible cancellation, as well as additional payments upon the achievement of specific research and development milestones. Annual research funding under these agreements ranges from $2.7 million to $9.2 million per

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement. All research payments are nonrefundable, and the Company performs research under these agreements on a “best efforts” basis. Costs incurred under research and development collaborations approximate revenues earned and are included in research and development expenses. In addition to providing the research funding summarized above, certain of the Company’s collaborators have also purchased equity investments in Tularik. These equity purchases and other significant terms of current and prior collaborations are described below.

Active Collaborations at December 31, 2002

In June 2002, Tularik entered into a collaboration with Sankyo to jointly discover and develop human therapeutics that act on orphan G-protein coupled receptors (GPCRs). Under the agreement, Tularik received a cash payment in recognition of its contribution of five GPCR targets to the collaboration. The up-front payment is being amortized to collaborative research and development revenue over the estimated term of the collaboration, which is expected to be five years. Sankyo has the option to select one or more of these five targets for further development at the end of the first year of the collaboration. Once target(s) have been selected, Sankyo will support Tularik’s research and pre-clinical development activities relating to compounds with activity against these target(s) for up to four years. The parties will share equally all clinical development costs and profits in the U.S. and Europe. Tularik is entitled to milestone and royalty payments as these compounds progress through clinical trials to registration outside of the U.S. and Europe.

In January 2002, the Company entered into a collaboration with Medarex to develop human antibodies against three of the Company’s targets against cancer. Medarex made a $5.0 million investment in Tularik by buying 100,036 shares of the Company’s common stock at $49.98 per share, which represents a 100% premium over and above an average market price per share. The premium is being amortized to collaborative research and development revenue over the estimated term of the collaboration, which is expected to be two years. The Company and Medarex will share equally clinical development costs and commercialization rights on a worldwide basis.

In June 2000, Tularik and the pharmaceutical division of Japan Tobacco entered into a collaborative agreement for the discovery, development and commercialization of products against certain targets for the treatment of metabolic diseases. Under the terms of the agreement, Tularik has formed a wholly-owned subsidiary, Tularik Pharmaceutical Company, to conduct the research portion of the collaboration that is funded by Japan Tobacco. The research conducted by the subsidiary is independent from any research programs that previously existed at Tularik or the pharmaceutical division of Japan Tobacco. Expenses incurred in conjunction with the development and commercialization of any compound identified by the subsidiary will be shared equally by the parties. Tularik and the pharmaceutical division of Japan Tobacco will also share equally all profit and/or revenues from the commercialization of any compound identified by the subsidiary during the collaboration. Each party may elect to terminate its co-development obligations with respect to, and profit sharing interest in, a given collaboration product upon prior written notice to the other party. In such case, the other party may continue to develop and commercialize such product at its expense, subject to an obligation to pay a royalty on sales of such product to the party that terminated its co-development and co-promotion of such product. To date, Japan Tobacco has made payments totaling $52.7 million to Tularik and has agreed to make additional research and other payments to Tularik of approximately $18.5 million through 2004. The pharmaceutical division of Japan Tobacco has the option to purchase the subsidiary at various times starting in 2003 at escalating prices, and the option to purchase the subsidiary upon a change of control of Tularik.

Inactive Collaborations

In connection with the Company’s acquisition of the CAMD unit of Protherics PLC, the Company acquired rights under a research collaboration with Lilly related to the treatment of blood clots. The research portion of the

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lilly collaboration concluded in December 2001. However, Lilly is advancing a compound with activity against a target associated with blood clots through its clinical development process. The Company is entitled to milestone payments as Lilly continues to advance this compound through the clinical development process and royalties on sales of this compound. Lilly had paid a total of $2.2 million in research support to Protherics PLC and Tularik during this collaboration.

In November 1998, Tularik and Knoll established a five-year collaboration to discover, develop and market compounds that act on specified obesity-related targets. In connection with the closure of its Nottingham, U.K. research facility, Knoll terminated the collaboration in October 2001. Knoll had paid Tularik $12.6 million under the collaboration agreement.

In September 1998, Tularik and the pharmaceutical division of Japan Tobacco established a five-year collaboration to discover, develop and market compounds that act by regulating genes implicated in lipid disorders. The research portion of the collaboration ended in September 2001. Tularik retains exclusive worldwide marketing and sales rights. The pharmaceutical division of Japan Tobacco had paid Tularik $17.0 million under the collaboration agreement.

In July 1997, Tularik and Roche Bioscience established a five-year collaboration to discover, develop and market anti-inflammatory therapeutics. The research stage of the collaboration ended in July 2002. Under the collaboration, Roche Bioscience has exclusive, worldwide manufacturing and marketing rights to develop and commercialize certain identified compounds resulting from the research program, subject to benchmark payments and royalty obligations to Tularik. Tularik has exclusive, worldwide manufacturing and marketing rights to develop and commercialize certain other compounds resulting from the research program, subject to royalty obligations to Roche Bioscience. Roche Bioscience had paid Tularik $30.0 million as of December 31, 2002.

In September 1996, the Company entered into a five-year collaboration with the pharmaceutical division of Japan Tobacco to discover, develop and market compounds in the fields of obesity and diabetes. Under a related stock purchase agreement, Japan Tobacco purchased 600,000 shares of the Company’s Series F Preferred Stock at $10.00 per share, the fair market value of the Company’s preferred stock at that date, and on the same terms and conditions as other investors in the Company’s Series F Preferred Stock financing. All shares of Series F Preferred Stock converted into shares of common stock upon the closing of the Company’s initial public offering. In September 1998 and again in September 2000, Tularik and the pharmaceutical division of Japan Tobacco agreed to modify the structure of the original collaboration. The collaboration ended in September 2001. Tularik retains exclusive worldwide marketing and sales rights. Japan Tobacco had paid Tularik $15.5 million in research payments related to the obesity and diabetes collaboration.

In April 1995, Tularik established a five-year collaboration with Taisho focused on therapeutic modulation of the human immune function. In January 1998, Tularik and Taisho extended the collaboration for an additional year. This research collaboration ended in March 2000. Tularik has exclusive, worldwide, royalty-free rights to all products identified in the collaboration. Taisho had paid Tularik $15.0 million under the collaboration agreement.

In January 1995, the Company entered into a five-year collaboration with Sumitomo to fund research and development in the field of hypercholesterolemia. This research collaboration ended in January 2000. Under a related stock purchase agreement, Sumitomo purchased 400,000 shares of the Company’s Series E Preferred Stock in February 1995 at $7.50 per share, the fair value of the Company’s preferred stock at that date. All shares of Series E Preferred Stock converted into shares of common stock upon the closing of the Company’s initial public offering. Tularik has exclusive, worldwide, royalty-free rights to all products identified in the collaboration. Sumitomo had paid Tularik $15.0 million in research payments under the collaboration agreement.

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 1993, the Company established a five-year collaboration with Merck to fund research and development for the prevention or treatment of specified viruses. Under a related stock purchase agreement, Merck purchased 400,000 shares of the Company’s Series D Preferred Stock in January 1994 at $5.00 per share, the fair value of the preferred stock at that date. The Series D Preferred Stock converted into common stock upon the close of the Company’s initial public offering. In December 1996, the companies amended the original agreement, extending its term to December 1999. In March 1999, utilizing early termination rights under the amended agreement, Merck terminated the collaboration. Merck is advancing a compound with potential activity against the human immunodeficiency virus, or HIV, through its clinical development process, and the Company believes that this compound resulted from the collaboration prior to the two-year anniversary of the expiration of the collaboration. Pursuant to the terms of the collaboration agreement, if Merck commercializes products resulting from the collaboration, Merck is obligated to pay the Company royalties on sales of such products. Merck has exclusive, worldwide manufacturing and marketing rights to develop and commercialize products resulting from the collaboration. Merck had paid Tularik $18.4 million in research payments under this agreement.

5.    Cash, Cash Equivalents and Investments

The following is a summary of cash, cash equivalents and available-for-sale securities at December 31,

	2002	2001
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$22,735	$19,241
U.S. corporate debt securities	72,935	90,151

	$95,670	$109,392

Short-term investments:
U.S. equity securities	$—	$4,660
U.S. corporate debt securities	81,030	85,206
Foreign corporate debt securities	—	17,331

	$81,030	$107,197

Other investments:
Equity securities and convertible preferred stock	$2,033	$2,028
U.S. corporate debt securities	$11,054	$25,337

	$13,087	$27,365

At December 31, 2002 and 2001, the average portfolio durations were approximately five months and seven months, respectively.

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash and money market funds	$22,735	$—	$—	$22,735
U.S. corporate debt securities maturing within 1 year	153,900	58	(3)	153,955
U.S. corporate debt securities maturing between 1 to 5 years	11,054	10	—	11,064
Equity securities and convertible preferred stock	2,033	—	—	2,033

Total cash, cash equivalents and available-for-sale securities	$189,722	$68	$(3)	$189,787

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our investments in equity securities and convertible preferred stock of other biotechnology companies are included in other investments and are carried at a cost of $2.0 million as of December 31, 2002.

6.    Property and Equipment

Property and equipment consisted of the following at December 31:

	2002	2001
	(In thousands)
Laboratory and office equipment	$44,798	$38,420
Software	9,930	8,049
Leasehold improvements	13,055	13,314
Construction-in-progress	163	—

	67,946	59,783
Less accumulated depreciation and amortization	(36,758)	(25,772)

Property and equipment, net	$31,188	$34,011

At December 31, 2002 and 2001, equipment under capital leases was approximately $31.3 million and $11.5 million, respectively, with accumulated amortization of approximately $15.8 million and $3.0 million, respectively.

7.    License Agreement

Effective September 24, 1999, Tularik executed a license agreement with Lilly under which it obtained an exclusive, worldwide, royalty-bearing license to make, use and sell pharmaceutical products containing a compound that Tularik refers to as T64 and is also known as lometrexol. In connection with this agreement, Tularik paid $3.0 million to Lilly as an initial license fee and agreed to make specific milestone and royalty payments upon successful commercialization of T64. Under the agreement, Lilly granted the Company a license to its proprietary technology relating to T64 and also a sublicense under an exclusive license granted to Lilly by Princeton University relating to T64. In June 2002, the Company announced that it had ceased development efforts for T64. In accordance with the terms of the license agreement, the Company notified Lilly of its intent to terminate the agreement in October 2002. The termination became effective in January 2003. As a result of this termination, the Company is not obligated to make any further payments of any kind to Lilly.

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Commitments

At December 31, 2002, the Company’s aggregate commitments under non-cancelable lease arrangements as amended subsequent to year end (see Note 13), were as follows:

	Capital Leases	Operating Leases	Build-to-Suit Lease	Operating Sublease Income
	(In thousands)
2003	$10,556	$7,710	$4,536	$(889)
2004	6,699	8,089	15,211	(222)
2005	4,457	7,761	13,476	—
2006	2,749	7,688	16,232	—
2007	—	7,803	17,079	—
Thereafter	—	20,142	268,459	—

Total minimum payments required	24,461	$59,193	$334,993	$(1,111)

Less amount representing interest	(2,355)

Present value of future payments	22,106
Less current portion	(7,927)

	$14,179

Equipment and leasehold improvements financed under capital lease arrangements are included in property and equipment and related amortization is included in depreciation expense. Interest rates on leases range from 6.5% to 10.4%.

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

In May 2001, Cumbre entered into a lease agreement and has committed to make $1.2 million in minimum aggregate payments over a seven-year period. Tularik will be guarantor of this lease until Cumbre achieves a net worth of $100 million.

In December 2001, Tularik entered into a build-to-suit lease agreement for three buildings in South San Francisco totaling approximately 280,000 square feet. The facilities will become available in May 2003 through May 2006. The Company is committed to make $335.0 million in minimum aggregate rental payments over a 19-year period.

In March 2002, Cumbre entered into a capital lease facility which provides for up to $5.0 million of equipment financing through 2003. The interest rate is determined as draws are made against the capital lease facility and is calculated based on the yield of the three year Treasury Note and will be greater than or equal to the prime rate plus one percent. The interest rate for amounts outstanding as of December 31, 2002 under the capital lease facility ranged from 8.53% to 10.37%. The capital lease facility is collateralized by the underlying equipment. As of December 31, 2002, Cumbre had $0.8 million available under the capital lease facility.

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, the Company entered into a capital lease facility (the “Facility”), which provides for up to $15.0 million of equipment financing through 2006. The interest rate is determined as draws are made against the Facility and is calculated as the yield of the four year Treasury Note plus 4.05%. The interest rate for amounts outstanding as of December 31, 2002 under the Facility was 6.95%. The Facility is collateralized by the Company’s assets (other than equipment subject to a pre-existing agreement that would prohibit such an encumbrance, and its intellectual property) and contains financial covenants which require the Company to maintain minimum liquidity equal to the greater of five months of operating cash or the product of all outstanding obligations under the Facility multiplied by 1.5. In the event the Company defaults under the financial covenants, the Company would be immediately required to pledge a certificate of deposit equal to the amount outstanding under the Facility. As of December 31, 2002, the Company was in compliance with the covenants and there was $7.5 million available under the Facility.

The Company has purchased $4.3 million of corporate debt securities and bank certificates of deposits to collateralize one of the long-term debt facilities and the rent deposit on the new facilities. Accordingly, the Company has classified these investments as restricted investments in the accompanying balance sheet.

Rent expense, principally for leased facilities under long-term operating lease commitments, was $9.1 million, $7.8 million and $4.6 million for 2002, 2001 and 2000, respectively. The Company received $2.2 million, $2.0 million and $0.8 million in sublease income in 2002, 2001 and 2000, respectively.

9.    Stockholders’ Equity

Preferred Stock

Concurrent with the closing of the Company’s initial public offering in December 1999, all outstanding shares of preferred stock converted into 26,953,539 shares of common stock of the Company.

Series A Preferred Stock.    In December 2002, the Company’s Board of Directors adopted a Stockholder Rights Plan, pursuant to which all stockholders of record as of January 15, 2003 received rights to purchase shares of a newly created series of preferred stock. Each right entitles the registered holder to purchase from Tularik one one-hundredth of a share of Series A junior participating preferred stock at an exercise price of $110.00 per right, subject to adjustment. The rights will generally become exercisable when a person or group, except under certain circumstances, acquires 20% or more of the Company’s outstanding common stock or ten business days after commencement or announcement of a tender or exchange offer for 20% or more of the Company’s outstanding common stock. If a person or group acquires 20% or more of the Company’s outstanding common stock, all right holders, except such buyer, will be entitled to acquire the Company’s common stock at a discount. In the event that Tularik is acquired in a merger or other business combination transaction or 50% or more of the Company’s consolidated assets or earning power are sold to a person or group who has acquired 20% or more of the Company’s outstanding common stock, proper provision will be made so that each such holder of a right will thereafter have the right to receive, upon the exercise of the right, shares of common stock of the acquiring company that at the time of such transaction will have a market value of two times the exercise price of the right. These rights will expire on January 15, 2013 unless redeemed or exchanged earlier by Tularik.

The Company’s Board of Directors may amend the Stockholder Rights Plan without approval of any holders of the rights or redeem the rights prior to the time a person or group acquires 20% or more of the Company’s common stock. Each preferred share will be entitled to a minimum preferential quarterly dividend payment of $1.00 but will be entitled to an aggregate dividend of 100 times the dividend declared per share of common stock. In the event of liquidation, the holders of the preferred shares would be entitled to receive a minimum preferential liquidation payment of $100 per share of preferred stock, plus accrued and unpaid dividends, but will

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be entitled to an aggregate payment of 100 times the payment made per share of common stock. Each preferred share will have 100 votes, voting together with the shares of common stock. The rights are protected by customary anti-dilution provisions. The preferred shares rank junior to any other series of the Company’s preferred stock.

Common Stock

Warrants.    A summary of warrants to purchase common stock at December 31, 2002 is as follows,

Description	Number of Warrants	Exercise Price	Terms in Years	Expiration
Related to the issuance of Series F preferred stock	109,600	$10.00	10	2006
Acquisition of Amplicon	169,385	$13.00	7	2007
Consulting services	3,000	$30.00	2	2003

	281,985

Stock Awards.    During 1997, the Company’s Board of Directors adopted the 1997 Equity Incentive Plan and the 1997 Non-Employee Directors’ Plan (collectively, the “1997 Plans”). Concurrently with the adoption of the 1997 Plans, the Company decided to no longer grant options under the 1991 Stock Plan (“1991 Plan”). The fact that no new options were being issued under the 1991 Plan had no effect on options outstanding under that plan. The 1997 Plans provide for stock options and stock purchase rights to be granted to employees, directors and consultants. Under the 1997 Equity Incentive Plan, shares available for grant are increased by three and one- half percent of the total number of shares outstanding at the end of each year from 1997 to 2006 up to a maximum of 2,000,000 shares per year. Options granted under the 1997 Equity Incentive Plan may be incentive stock options or nonstatutory stock options. Exercise prices are determined by the Board of Directors and may not be less than 100% of the fair value of the Company’s common stock (not less than 85% of fair value for nonstatutory stock options granted under the 1997 Equity Incentive Plan) on the date of grant. Options and purchase rights granted under the 1997 Non-Employee Directors’ Plan and granted prior to June 2001 under the 1997 Equity Incentive Plan are exercisable upon grant, subject to repurchase by the Company until vested. Options that were granted after June 2001 are exercisable only upon vesting. Options generally vest over four years and expire no more than ten years from the date of grant.

The Company has elected to follow APB No. 25 and related Interpretations in accounting for its stock options and stock purchase rights because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options and rights.

During the years ended December 31, 1999 and 1998, in connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation of $6.6 million and $0.7 million, respectively, representing the difference between the exercise price and the deemed fair value of the Company’s common stock on the date these stock options were granted. During the years ended December 31, 2001 and 2000, deferred stock compensation was reduced by $0.2 million and $0.7 million, respectively, as a result of the cancellation of certain options granted during the years ended December 31, 1999 and 1998. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on a graded vesting method. During the years ended December 31, 2002, 2001 and 2000, the Company recorded amortization of deferred stock compensation expense of approximately $0.3 million, $1.1 million and $2.2 million, respectively. At December 31, 2002, the Company had a total of approximately $41,000 remaining to be amortized over the corresponding vesting period of each respective option, generally four years. During the year

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 2000, the Company recorded compensation expense of approximately $5.4 million in connection with the acceleration of vesting of certain stock options and restricted stock.

Pro forma net loss and net loss per share information is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options and rights granted subsequent to December 31, 1994 under the fair market value method of that statement. For employee stock options granted prior to the Company’s initial public offering in December 1999, the fair value for these options and the related purchase rights was estimated at the date of grant using the minimum value method.

For employee stock options granted subsequent to the Company’s initial public offering, the value was estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used for 2002, 2001 and 2000, respectively: risk free interest rates of 3.8%, 4.9% and 6.1%; volatility factors of the expected market price of the Company’s common stock of 0.71 in 2002, 0.64 in 2001 and 0.72 in 2000; no dividend yield; and a weighted average expected life of the options of 4.5 years in 2002, 6.3 years in 2001 and 5 years in 2000. Pro forma information follows for the years ended December 31,:

	2002	2001	2000
	(In thousands)
Net loss, as reported	$(93,828)	$(48,569)	$(43,257)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,605)	(14,167)	(5,550)

Pro forma net loss	$(95,433)	$(62,736)	$(48,807)

Loss per share (basic and diluted):
As reported	$(1.83)	$(0.99)	$(0.92)

Pro forma	$(1.86)	$(1.28)	$(1.04)

A summary of the Company’s stock option activity under the 1991 Plan and 1997 Plans and related information follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2000	4,244,191	$2.80
Granted	1,750,300	26.83
Exercised	(545,173)	1.86
Forfeited	(120,943)	8.34

Options outstanding at December 31, 2000	5,328,375	10.67
Granted	1,991,035	22.86
Exercised	(1,177,761)	2.03
Forfeited	(212,928)	20.23

Options outstanding at December 31, 2001	5,928,721	16.14
Granted	2,372,020	9.85
Exercised	(656,475)	13.38
Forfeited	(434,997)	21.67

Options outstanding at December 31, 2002	7,209,269	$15.00

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An analysis of options outstanding at December 31, 2002, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.50—$0.75	140,900	2.71	$0.58	140,900	$0.58
$2.50—$3.00	1,401,525	5.78	3.00	1,284,799	3.00
$6.80—$14.40	2,357,709	9.39	9.71	288,821	10.96
$17.58—$23.89	2,544,343	8.10	22.40	1,021,878	22.44
$25.38—$58.25	764,792	7.77	31.32	427,681	32.17

$0.50—$58.25	7,209,269	7.93	$15.00	3,164,079	$13.84

The information above excludes options to purchase 24,000 shares of common stock with exercise prices from $0.50 to $3.00 granted outside of the Company’s 1991 Plan and 1997 Plans. The weighted average fair value of options granted during 2002, 2001 and 2000 was $5.81, $14.90 and $17.00, respectively.

Option Exchange Program.    On December 19, 2002, the Company announced that its Board of Directors approved a voluntary stock option exchange program (the “Program”) for employees other than executive officers. Under the Program, employees were offered the opportunity to exchange an aggregate of approximately 2.4 million outstanding stock options with exercise prices equal to or greater than $14.00 per share for new stock options that will be granted at an exercise price determined on the date the new stock options will be granted. Participating employees will receive new stock options in exchange for outstanding stock options at an exchange ratio of 1 for 1. In accordance with the Program, on January 17, 2003, the Company cancelled approximately 2.1 million of its outstanding stock options. The Company expects to grant approximately 2.1 million new options to purchase shares of its common stock on July 18, 2003, which is the first business day that is six months and one day after the cancellation of the exchanged options. The exercise price per share of the new stock options will be equal to the fair market value of the Company’s common stock at the close of regular trading on July 17, 2003. The new stock options represent approximately 3.9% of the Company’s total shares of common stock outstanding as of December 31, 2002, and could have a dilutive impact on the Company’s future earnings per share to the extent that the market price of the Company’s common stock exceeds the exercise price of the new stock options to be granted on July 18, 2003.

Stock Subject to Repurchase.    As of December 31, 2002 and 2001, the Company had approximately 35,365 and 143,787 shares of common stock outstanding, respectively, which were subject to the Company’s lapsing right of repurchase in the event the holder’s association with the Company terminates. These shares are the result of the exercise of unvested stock options by employees. The shares that relate to the exercise of unvested stock options will vest over the four-year vesting period of the underlying exercised stock options.

1999 Employee Stock Purchase Plan.    In November 1999, the Company’s Board of Directors adopted its 1999 Employee Stock Purchase Plan (the “Purchase Plan”), authorizing the issuance of shares of common stock through purchase rights granted to employees or to employees of affiliates, if any. The Purchase Plan authorizes the issuance of a total of 500,000 shares of common stock. This reserve amount will be increased each January 1 beginning January 1, 2001 by the lesser of 500,000 shares of common stock or 1% of the number of shares of common stock outstanding on that date. However, the Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. As of December 31, 2002, 475,837 shares of common stock had been issued under the Purchase Plan.

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reserved Shares.    Shares of common stock reserved for future issuance were as follows at December 31:

	2002	2001
Warrants:
Warrants outstanding	281,985	306,442
Reserved for future issuance	—	949

Stock plans:
Options issued from the plans	7,209,269	5,928,721
Options issued outside of the plans	24,000	30,263
Reserved for future grants	719,148	509,429
Purchase Plan	1,004,515	731,360

	9,238,917	7,507,164

10.    Related Party Transactions

At December 31, 2002 and 2001, the Company had $2.8 million and $2.2 million, respectively, in notes receivable from certain employees. The loans were made in connection with relocation and housing expenses. The loans bear interest rates that range from 2.54% to 6.8%, and certain of the loans provide for partial forgiveness based on continued employment. The loans are full-recourse, and amounts forgiven have been recorded as compensation expense. These amounts exclude loans made in connection with stock option exercises that have been recorded in stockholders’ equity in the accompanying financial statements.

During the year ended December 31, 2002 and 2001, one member of Tularik’s Board of Directors and two executive officers of Tularik were on the Board of Directors of Cumbre, and three Tularik executive officers were also executive officers of Cumbre. As a result of Tularik’s majority voting control in Cumbre, Cumbre’s statement of operations for the year ended December 31, 2002 was fully consolidated with Tularik’s statement of operations for the same period. In the year ended December 31, 2002, no revenue was recognized by Tularik or Cumbre as a result of inter-company research collaborations. None of the consolidated losses of Cumbre have been allocated to the minority stockholders based upon such stockholders’ liquidation preferences.

In May 2001, Cumbre leased approximately 23,000 square feet of research and office space. The lease expires in 2007 but could be extended by exercising two five-year renewal options. Tularik will be the guarantor of this lease until Cumbre achieves a net worth of $100 million.

In 2001, two employees of Tularik transferred to Cumbre, which resulted in the cancellations of their stock options in Tularik and the issuance of stock options in Cumbre. Had the exercise price to stock fair value ratio of the Cumbre options been more favorable to the employees than the exercise price to fair value ratio of the Tularik options at the time of cancellation and grant, a compensation charge would have been recognized. During the year ended December 31, 2002, Cumbre issued loans to certain of its employees in connection with stock option exercises that have been recorded in stockholders’ equity in the accompanying financial statements.

One executive officer of Tularik is on the Board of Directors of a company in which Tularik made a $400,000 equity investment and to which Tularik made aggregate payments of $1.3 million under a research collaboration. One executive officer of Tularik is on the Board of Directors of another company in which Tularik made a $999,999 equity investment.

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2002, the Company made a loan of $200,000 to a member of Tularik’s Board of Directors. The loan represents a cash advance on consulting fees that will be earned over a three-year period beginning on the date of the loan. Accordingly, $60,000 of the loan will be forgiven on May 1, 2003, $70,000 will be forgiven on May 1, 2004 and $70,000 will be forgiven on May 1, 2005, assuming that the consulting services continue through such dates. The loan bears an interest rate of 3.21% per annum.

11.    Employee Savings Plan

The Company has an employee savings plan, which permits substantially all employees to participate and to make contributions by salary reductions as provided in section 401(k) of the Internal Revenue Code of 1986, as amended. All Tularik employees are eligible to participate in the plan as of their first pay period. Employees may authorize pre-tax payroll deduction contributions up to 60% of their gross salary, subject to limitations. In 2002, the Company matched employee contributions with the Company’s shares of common stock at a rate of 50% to a maximum of $3,000 per employee. The Company’s contribution is 100% vested at the end of an employee’s first year of employment. Under this plan, the Company contributed 36,737, 13,703 and 6,921 shares of common stock to employee savings accounts and recognized compensation expense of $428,000, $288,000 and $214,000 in 2002, 2001 and 2000, respectively.

12.    Income Taxes

As of December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $213.4 million and $35.3 million, respectively, which expire in the years 2003 through 2022. The Company also had federal and state research and other tax credit carryforwards of approximately $4.3 million and $3.4 million, respectively, which expire in the years 2007 through 2022 for federal purposes and carryforward for state purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows at December 31:

	2002	2001
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$74,600	$45,000
Research and other credits	6,600	5,000
Capitalized research expenses	7,000	4,300
Other	9,800	7,800

Total deferred tax assets	98,000	62,100

Deferred tax liabilities:
Unrealized gain on investments	—	—

Total deferred tax liabilities	—	—
Valuation allowance	(98,000)	(62,100)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $35.9 million and $24.4 million during the years ended December 31, 2002 and 2001, respectively.

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets related to carryforwards at December 31, 2002 include approximately $3.0 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders’ equity.

Use of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

13.    Subsequent Event

In January 2003, the Company amended the lease agreement relating to its additional facilities such that approximately 189,000 square feet of the additional facilities will become available in May 2003, and approximately 93,000 square feet will become available in three phases. The first phase of approximately 46,600 square feet will become available in May 2005. The second and third phase of approximately 23,300 square feet each will become available in January 2006 and May 2006, respectively. Beginning in January 2004, the Company will pay ground lease rent until the first phase is completed in May 2005. As additional consideration under the amendment to the lease, the Company issued a warrant for 75,000 shares of common stock with an exercise price of $6.325 per share and an expiration date of October 29, 2004 and an existing warrant for 62,807 shares of common stock was amended and reissued.

14.    Selected Quarterly Financial Data (Unaudited)

	Three Months Ended December 31,		Three Months Ended September 30,		Three Months Ended June 30,		Three Months Ended March 31,
	2002	2001	2002	2001	2002	2001	2002	2001
	(In thousands, except per share amounts)
Revenue from collaborative research and development	$6,960	$8,747	$5,551	$8,529	$6,575	$8,315	$6,176	$7,041
Net loss	$(25,969)	$(13,232)	$(22,938)	$(14,229)	$(24,366)	$(11,936)	$(20,555)	$(9,172)
Net loss per share, basic and diluted	$(0.48)	$(0.27)	$(0.45)	$(0.29)	$(0.48)	$(0.25)	$(0.41)	$(0.19)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 15, 2002, the Company dismissed Ernst & Young LLP as the independent accountants of the Company. On March 15, 2002, the Company appointed PricewaterhouseCoopers LLP as its independent accountants. The decision to change independent accountants was approved by the Audit Committee under authority granted by the Board of Directors of the Company.

Ernst & Young’s reports on the Company’s financial statements for each of the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles, except for Ernst & Young’s reports dated February 4, 2002 and February 8, 2001 on the Company’s consolidated financial statements for the years ended December 31, 2001 and 2000 which refer to Note 2 to the Company’s consolidated financial statements, and noted that during the year ended December 31, 2000, the Company changed its method of revenue recognition for non-refundable technology access fees received in connection with collaboration agreements.

In connection with the Company’s audits for the fiscal years ended December 31, 2001 and 2000, and through March 14, 2002, there were no disagreements, as defined by Item 304 (a)(1)(iv) of Regulation S-K, between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference thereto in their reports on the Company’s financial statements for such years.

During the fiscal years ended December 31, 2001 and 2000, and through March 14, 2002, there were no reportable events, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Certain information required by this item will be contained in our definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission before April 30, 2003, under the captions “Election of Directors—Nominees” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” and is hereby incorporated by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in our definitive Proxy Statement with respect our 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission before April 30, 2003, under the caption “Executive Compensation,” and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission before April 30, 2003, under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission before April 30, 2003, under the caption “Certain Transactions,” and is hereby incorporated by reference.

Item 14.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Based on their evaluation as of a date within 90 days of the filing date of this report, our principal executive officer and principal financial officer have concluded that Tularik’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by Tularik in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

(b) Changes in internal controls

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements—See Index to Consolidated Financial Statements in Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedules—None.

3.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Registrant.	(1)
3.2	Amended and Restated Bylaws of Registrant.	(2)
4.1	Specimen Common Stock Certificate	(3)
4.2	Amended and Restated Registration Rights Agreement, dated August 15, 1999, between Registrant and holders of Registrant’s Series A, Series B, Series C, Series D, Series E, Series F and Series G preferred stock and holders of warrants to purchase Registrant’s common stock or Series H preferred stock.	(3)
4.3	Investor Rights Agreement, dated as of October 31, 1997, between Registrant and the holders of Registrant’s Series H Preferred Stock.	(3)
4.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock	(4)
4.5	Stockholder Rights Agreement, dated as of December 11, 2002, between Registrant and Wells Fargo Bank Minnesota, N.A.	(4)
4.6	Form of Rights Certificate.	(4)
10.1	Form of Indemnity Agreement.	(3)(5)
10.2	1991 Stock Plan and related documents.	(3)(5)
10.3	1997 Equity Incentive Plan and related documents.	(3)(5)
10.4	1997 Non-Employee Directors’ Stock Option Plan and related documents.	(3)(5)
10.5	1999 Employee Stock Purchase Plan.	(3)(5)
10.6	Collaboration Agreement between Registrant and Sumitomo Pharmaceuticals Co., Ltd., dated January 31, 1995, as amended March 13, 1997.	(3)(6)
10.7	Amended and Restated Collaboration and License Agreement between Registrant and Merck & Co., Inc., dated December 22, 1996.	(3)(6)
10.8	Research Collaboration and License Agreement between Registrant and the Roche Bioscience division of Syntex (U.S.A.) Inc., dated July 8, 1997, as amended on December 19, 1997.	(3)(6)
10.9	Research Agreement between Registrant and Cold Spring Harbor Laboratory, dated October 3, 1997.	(3)(6)
10.10	License Agreement between Registrant and Cold Spring Harbor Laboratory, dated October 3, 1997.	(3)(6)
10.11	Sublease between Registrant and AGY Therapeutics, Inc., dated January 25, 1999.	(3)
10.12	Lease Agreement between Leonard Racanelli and The Rosa Racanelli 1998 Trust, dated July 23, 1998.	(3)
10.13	Lease Agreement between Registrant and Brittania Developments, Inc., dated April 20, 1995.	(3)
10.14	Lease Agreement between Registrant and Brittania Developments, Inc., dated February 10, 1998.	(3)
10.15	Amplicon Corp. Stock Option Plan.	(7)
10.16	Collaboration Agreement between Registrant and Japan Tobacco dated June 1, 2000.	(6)(8)
10.17	License Agreement between Registrant and Japan Tobacco dated June 1, 2000.	(6)(8)
10.18	Option Agreement between Registrant and Japan Tobacco dated June 1, 2000.	(6)(8)

10.19	Industrial Lease Agreement between Grand/Roebling Investment Company and Shaman Pharmaceuticals, Inc. dated January 1, 1993, as amended on April 29, 1994.	(9)
10.20	Assignment of Lease between Shaman Pharmaceuticals, Inc. and Tularik Inc., dated March 27, 2001.	(9)
10.21	Third Amendment to Lease between Grand/Roebling Investment Company and Tularik Inc., dated March 27, 2001.	(9)
10.22	Amendment No. 1, dated January 1, 2001, to Collaboration Agreement between Registrant and Japan Tobacco dated June 1, 2000.	(10)
10.23	Amendment No. 2, dated August 31, 2000, to Research Collaboration and License Agreement between Registrant and Syntex (U.S.A.) LLC dated July 8, 1997.	(10)
10.24	Amendment No. 1, effective December 12, 1999 to the Registrant’s 1997 Equity Incentive Plan.	(10)
10.25	Amendment No. 2, dated May 31, 2001, to Collaboration Agreement between Registrant and Japan Tobacco dated June 1, 2000.	(6)(10)
10.26	Build-to-Suit Lease Agreement between Registrant and Slough BTC, LLC dated December 20, 2001.	(11)
10.27	Loan Agreement between Registrant and Steven L. McKnight, dated May 1, 2002.	(12)
10.28	Amendment No. 1, effective April 18, 2002, to the Registrant’s 1997 Non-Employee Director’s Stock Option Plan.	(5)(12)
10.29	Collaboration Agreement between Registrant and Sankyo Company, Limited, dated June 10, 2002.	(6)(12)
16.1	Letter from Ernst & Young LLP regarding change in certifying accountant.	(13)
21.1	List of Subsidiaries.	*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.	*
23.2	Consent of Ernst & Young LLP, Independent Auditors.	*
24.1	Power of Attorney (included on signature pages hereto).	*
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(14)*

*	Filed herewith.

(1)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, as amended (No. 333-89177), and incorporated herein by reference.

(4)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on December 13, 2002, and incorporated herein by reference.

(5)	Management contract or compensatory plan or arrangement.

(6)	Confidential treatment has been granted as to specific portions.

(7)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-95605), and incorporated herein by reference.

(8)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(9)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.

(10)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(11)	Filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(12)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(13)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on March 19, 2002, and incorporated herein by reference.

(14)	This certification accompanies this annual report on Form 10-K and shall not be deemed “filed” by Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the three month period ended December 31, 2002:

(i)	On October 21, 2002, we filed a current report on Form 8-K relating to the sale of 4,000,000 shares of Tularik common stock at a public offering price of $6.80 per share in a public offering.

(ii)	On December 2, 2002, we filed a current report on Form 8-K relating to the submission to an ethics committee in the United Kingdom of documents necessary to request initiation of a phase 1 clinical trial to evaluate the safety and tolerability of T131.

(iii)	On December 13, 2002, we filed a current report on Form 8-K relating to the adoption of a Stockholder Rights Plan by our Board of Directors.

(c) Exhibits

See Item 14(a) above.

(d) Financial Statement Schedule

See Item 14(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2003.

TULARIK INC.

By:	/S/ DAVID V. GOEDDEL

David V. Goeddel Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that the persons whose signatures appear below each severally constitutes and appoints David V. Goeddel and William J. Rieflin, and each of them, as true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do, or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID V. GOEDDEL David V. Goeddel	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2003

/S/ WILLIAM J. RIEFLIN William J. Rieflin	Executive Vice President, Administration (Acting Principal Financial and Accounting Officer)	March 17, 2003

A. Grant Heidrich, III	Director	March , 2003

Edward W. Holmes	Director	March , 2003

/S/ EDWARD R. MCCRACKEN Edward R. McCracken	Director	March 17, 2003

/S/ STEVEN L. MCKNIGHT Steven L. McKnight	Director	March 17, 2003

/S/ CRAIG A.P.D. SAXTON Craig A.P.D. Saxton	Director	March 17, 2003

CERTIFICATION

I, David V. Goeddel, Chief Executive Officer of Tularik Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Tularik Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ DAVID V. GOEDDEL
David V. Goeddel Chief Executive Officer

CERTIFICATION

I, William J. Rieflin, Executive Vice President, Administration and Acting Chief Financial Officer of Tularik Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Tularik Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ WILLIAM J. RIEFLIN
William J. Rieflin Executive Vice President, Administration and Acting Chief Financial Officer