Form 10-Q
period 2003-03-31
TULARIK INC
filed 2003-04-29
CIK 889057

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of March 31, 2003, 55,308,406 shares of the Registrant’s common stock were outstanding.

TULARIK INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Consolidated Financial Statements

TULARIK INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

ASSETS	March 31, 2003	December 31, 2002 (1)
Current assets:
Cash and cash equivalents	$85,669	$95,670
Short-term investments	70,631	81,030
Prepaid expenses and other current assets	5,399	4,600

Total current assets	161,699	181,300
Property and equipment, net	30,393	31,188
Other investments	3,633	13,087
Restricted investments	4,272	4,272
Other assets	3,703	3,360
Goodwill	3,100	3,100

Total assets	$206,800	$236,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,442	$4,840
Accrued compensation and related liabilities	2,425	3,111
Accrued liabilities	6,344	5,789
Current portion of capital lease obligations	7,558	7,927
Deferred revenue	8,629	12,119

Total current liabilities	29,398	33,786
Long-term portion of capital lease obligations	13,610	14,179
Long-term portion of deferred revenue	8,729	10,300
Other non-current liabilities	3,444	3,060

Total liabilities	55,181	61,325

Minority interest in Cumbre Inc.	26,250	26,250
Stockholders’ equity:
Common stock	55	55
Additional paid-in capital	421,692	420,338
Notes receivable from stockholders	(27)	(28)
Deferred compensation, net	(13)	(41)
Accumulated other comprehensive income	922	1,457
Accumulated deficit	(297,260)	(273,049)

Total stockholders’ equity	125,369	148,732

Total liabilities and stockholders’ equity	$206,800	$236,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

TULARIK INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2003	2002
Revenue:
Collaborative research and development	$5,061	$6,176
Technology license fee	1,600	—

	6,661	6,176

Operating expenses:
Research and development	28,329	25,244
General and administrative	2,976	2,714

	31,305	27,958

Loss from operations	(24,644)	(21,782)
Interest and other income	839	1,619
Interest expense	(406)	(392)

Net loss	$(24,211)	$(20,555)

Basic and diluted net loss per share	$(0.44)	$(0.41)

Weighted-average shares used in computing basic and diluted net loss per share	55,103,415	50,008,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TULARIK INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(24,211)	$(20,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,919	2,743
Amortization of deferred stock compensation	28	107
Amortization of loan discount	10	—
Non-cash stock compensation	359	311
Non-cash license fee revenue	(1,600)	—
Changes in assets and liabilities:
Other assets	(975)	(19)
Accounts payable and other liabilities	(708)	(1,748)
Deferred revenue	(5,061)	(2,354)

Net cash used in operating activities	(29,239)	(21,515)

Cash flows from investing activities:
Maturities of available-for-sale securities	136,811	82,255
Purchases of available-for-sale securities	(115,404)	(77,625)
Purchase of restricted cash	—	(2,271)
Acquisition of property and equipment	(2,133)	(2,850)

Net cash provided by (used in) investing activities	19,274	(491)

Cash flows from financing activities:
Payments of long-term obligations	(2,376)	(1,644)
Proceeds from issuance of long-term obligations	1,349	—
Proceeds from notes receivable from stockholders	16	89
Proceeds from issuances of common stock, net	976	3,953

Net cash (used in) provided by financing activities	(35)	2,398

Effect of exchange rates on cash	(1)	—

Net change in cash and cash equivalents	(10,001)	(19,608)
Cash and cash equivalents at the beginning of the period	95,670	109,392

Cash and cash equivalents at the end of the period	$85,669	$89,784

Supplemental disclosure of non-cash financing activities:
Issuance of warrant in connection with lease amendment	$255	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TULARIK INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

The unaudited condensed consolidated financial statements of Tularik Inc. (“Tularik” or the “Company”) reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at March 31, 2003 and the Company’s consolidated results of operations for the three-month periods ended March 31, 2003 and 2002. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

The year-end balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Stockholders are encouraged to review the Form 10-K for a broader discussion of the Company’s business and the opportunities and risks inherent therein. Copies of the Form 10-K are available from the Company upon request.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Tularik, its majority-owned subsidiary, Cumbre Inc., and Tularik’s wholly owned subsidiaries, Amplicon Corporation, Tularik Pharmaceutical Company, Tularik GmbH and Tularik Limited.

It is the Company’s policy to not allocate losses to any of its subsidiaries’ minority interests to the extent that such losses reduce the minority interests below the third-party minority stockholders’ liquidation preferences. As a result of this policy, 100% of Cumbre’s net loss has been included in the Company’s determination of net loss for the three-month periods ended March 31, 2003 and 2002.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
\	2003	2002
Numerator:
Net loss	$(24,211)	$(20,555)

Denominator:
Weighted-average shares of common stock outstanding	55,133	50,138
Less: weighted-average shares subject to repurchase	(30)	(129)

Weighted-average shares used in computing basic and diluted net loss per share	55,103	50,009

Basic and diluted net loss per share	$(0.44)	$(0.41)

Outstanding options and warrants to purchase in the aggregate 6,417,808 shares of common stock at March 31, 2003 and 6,049,974 shares of common stock at March 31, 2002 were excluded from diluted earnings calculations for the three-month periods ended March 31, 2003 and 2002, respectively, because inclusion of options and warrants would have an anti-dilutive effect on losses in these periods. At March 31, 2003, 22,111 shares of common stock were subject to repurchase.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses on Tularik’s investments and the effect of foreign currency exchange rate fluctuations are included in accumulated other comprehensive loss. Comprehensive loss and its components for the three-month periods ended March 31, 2003 and 2002 are as follows (in thousands):

	Three months ended March 31,
	2003	2002
Net loss	$(24,211)	$(20,555)
Change in unrealized gain on equity investments	(47)	(400)
Change in cumulative translation adjustment	(488)	(292)

Comprehensive loss	$(24,746)	$(21,247)

Restricted Investments

As of March 31, 2003, the Company had purchased $4.3 million of corporate debt securities and bank certificates of deposits to collateralize one of the Company’s long-term debt facilities and the rent deposit on the Company’s new facilities in South San Francisco. Accordingly, the Company has classified these investments as restricted investments in the accompanying balance sheet.

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations in accounting for its stock options and stock purchase rights because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires use of option valuation models that were not developed for use in valuing employee stock options and rights.

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

For employee stock options granted subsequent to the Company’s initial public offering, the value was estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted-average assumptions were used for 2003 and 2002, respectively: risk free interest rates of 2.91% and 3.8%; volatility factor of the expected market price of the Company’s common stock of 0.75 and 0.71; no dividend yield; and a weighted-average expected life of the options of 4.5 years. Pro forma information follows for the three-month periods ended March 31,:

	2003	2002
	(in thousands)
Net loss, as reported	$(24,211)	$(20,555)
Add: Deferred compensation amortization	28	107
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,047)	(4,007)

Pro forma net loss	$(34,230)	$(24,455)

Loss per share (basic and diluted):
As reported	$(0.44)	$(0.41)

Pro forma	$(0.62)	$(0.49)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this report and our 2002 consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002. Operating results are not necessarily indicative of results that may occur in future periods.

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

These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will” and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including those set forth in this Item 2 and those described in our Annual Report on Form 10-K for the year ended December 31, 2002, including under “Business—Risk Factors.” We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events and circumstances after the date of this document.

Overview

Tularik seeks to discover and develop a broad range of novel and superior orally available medicines that act through the regulation of gene expression. Tularik’s scientific platform is focused on three therapeutic areas: cancer, immunology and metabolic disease. We currently have four drug candidates in clinical trials. T67 is in a pivotal clinical trial for the treatment of hepatocellular carcinoma (HCC). T607 is in phase 2 clinical trials for the treatment of HCC, ovarian cancer, gastric cancer and esophageal cancer. T487, for the treatment of inflammatory diseases, and T131, for the treatment of type 2 diabetes, are in phase 1 clinical trials to evaluate safety and pharmacokinetic profile. We have established strategic partnerships with Japan Tobacco Inc., Medarex, Inc. and Sankyo Company, Limited.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our research collaborations, investments, intangible assets, income taxes, financing operations and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Consolidation

Our consolidated financial statements include the results of Tularik in the United States and the results of the following subsidiaries:

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

Revenue Recognition

Collaborative research and development agreements provide for periodic payments in support of our research and development activities. Research revenue is recognized as research services are performed, or on a pro rata basis over the term estimated to complete a research program. The estimated term of a research program and the related revenues are subject to revision as the contract progresses towards completion. Payments we receive that are related to substantive at-risk milestones are recognized when our performance of the milestone under the terms of the collaboration is achieved and there are no further performance obligations. Research support payments received in advance of work performed and technology access fees are recorded as deferred revenue. These upfront payments are recognized as revenue as the work is performed or over the stated or estimated terms of the collaborations. Changes in estimates on contract terms can cause an acceleration or delay in revenue recognition.

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2003, these investment securities were classified as available-for-sale and consequently were recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

•	length of time and the extent to which the market value has been less than cost;

•	the financial condition and near-term prospects of the issuer; and

•	our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Business Combination and Purchase Price Allocation

In July 2001, we acquired the computer-aided molecular design business of Protherics PLC. The total purchase price was allocated to software, laboratory equipment, furniture, computers, goodwill and liabilities. The value of the software was estimated based on Protherics’ costs to design, code and test the software. The software is being amortized over its useful life, which is estimated to be three years from the date of the acquisition. The value of the tangible assets acquired and liabilities assumed was estimated to be the carrying value at the date of the business combination. Goodwill of $3.1 million was determined to be the excess purchase price over the assets acquired and liabilities assumed. We review the goodwill for impairment at least annually. The effect of a change in our estimates and assumptions could be an impairment loss of up to $3.1 million.

Results of Operations

For the quarter ended March 31, 2003, we incurred a net loss of $24.2 million, or $0.44 per share, compared to a net loss of $20.6 million, or $0.41 per share, for the same period in 2002.

Collaborative research and development revenue was $5.1 million for the quarter ended March 31, 2003, compared to $6.2 million for the quarter ended March 31, 2002. The expiration of our collaboration with the Roche Bioscience division of Syntex (U.S.A.) LLC in July 2002 caused a decrease in revenue of $2.1 million which was partially offset by $1.0 million in revenue related to our Sankyo collaboration.

Revenue from technology licenses was $1.6 million for the quarter ended March 31, 2003. We did not have any revenue from technology licenses in 2002. The revenue for the quarter ended March 31, 2003 related to receipt of preferred stock of a private company in exchange for a license to certain technology and the assignment of certain patents. The value attributed to the preferred stock was our estimate of fair value as of the date of receipt. Our estimate was based on information available to us including the most recent purchase price for the preferred stock by unrelated third parties, market conditions and the private company’s business progress.

Research and development expenses were $28.3 million for the quarter ended March 31, 2003, compared to $25.2 million for the quarter ended March 31, 2002. The increase in 2003 as compared to 2002 was primarily attributable to a $1.9 million increase in costs related to our clinical trial programs, a $0.8 million increase in costs related to increased headcount and a $0.5 million increase in research spending at our majority-owned subsidiary, Cumbre Inc.

General and administrative expenses were $3.0 million for the quarter ended March 31, 2003, compared to $2.7 million for the quarter ended March 31, 2002. The increase in 2003 as compared to 2002 was due to a $0.3 million increase in legal and accounting costs.

Interest income was $0.8 million for the quarter ended March 31, 2003, compared to $1.6 million for the quarter ended March 31, 2002. The decrease in 2003 as compared to 2002 was due to lower cash and investment balances as well as lower yields on our investment portfolio.

Liquidity and Capital Resources

Since inception, our primary sources of funds have been the sale of equity securities, capital lease financings, non-equity payments from collaborators and interest income. Combined cash, cash equivalents and investments (both current and non-current) totaled $159.9 million at March 31, 2003 (including $17.7 million attributable to Tularik’s majority-owned subsidiary, Cumbre Inc.), a decrease of $29.9 million from December 31, 2002. The decrease was due to the use of $29.2 million to fund operations, the repayment of long-term debt of $2.4 million and the acquisition of property and equipment for $2.1 million. These reductions were partially offset by the receipt of $1.6 million of preferred stock of a private company in exchange for a license to certain technology and the assignment of certain patents, $1.3 million in proceeds from the issuance of long-term obligations and $1.0 million in proceeds from the issuance of common stock and from notes paid by stockholders. As of March 31, 2003, the average maturity of available-for-sale securities was approximately 113 days.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We believe that our cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through the second quarter of 2004. This estimate excludes the cash and investment securities of Cumbre Inc., our majority-owned subsidiary, as well as the funding of Cumbre’s operating plan. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:

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

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve for at least several years, we expect to finance future cash needs through the sale of equity securities, strategic collaborations and debt financing as well as interest income earned on cash balances. In August 2001, we filed a registration statement on Form S-3 to offer and sell common stock and debt securities in one or more offerings up to a total amount of $250.0 million. Currently, $217.8 million remains available on the Form S-3, and we have no current commitments to offer and sell any securities that may be offered or sold pursuant to such registration statement. We cannot assure you that additional financing or collaboration and licensing arrangements will be available in the future when needed or that, if available, financing or collaboration and licensing arrangements will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may also adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

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

General Option Information

Summary of Option Activity

		Options Outstanding
(Shares in thousands)	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
December 31, 2001	509	5,929	$16.14
Grants	(2,372)	2,372	9.85
Exercises	—	(656)	13.25
Forfeitures (1)	436	(436)	21.67
Additional shares reserved	2,146	—

December 31, 2002	719	7,209	15.00
Grants	(1,307)	1,307	4.96
Exercises	—	(109)	5.13
Forfeitures (1)(2)	2,345	(2,345)	22.94
Additional shares reserved	2,472	—

March 31, 2003	4,229	6,062	$9.98

(1)	We currently grant shares only under our 1997 Plans. Forfeitures from options granted under the previous plan are not added to the shares reserved for issuance under the 1997 Plans.
(2)	See “Stock Options—Option Exchange Program” below.

In-the-Money and Out-of-the-Money Option Information

	As of March 31, 2003
	Exercisable		Unexercisable		Total
	Shares	Wtd.-Avg. Exercise Price	Shares	Wtd.-Avg. Exercise Price	Shares	Wtd.-Avg. Exercise Price
	(Shares in thousands)
In-the-Money	1,367	$2.77	1,269	$4.78	2,636	$3.73
Out-of-the-Money (1)	1,009	19.94	2,417	12.63	3,426	14.78

Total Options Outstanding	2,376		3,686		6,062

(1)	Out-of-the-money options are those options with an exercise price equal to or greater than the fair market value of Tularik common stock, $5.05, at the close of business on March 31, 2003.

Distribution and Dilutive Effect of Options

Employee and Executive Officer Option Grants

	YTD 2003	2002	2001
Net grants during the year as % of outstanding shares	2.36%	4.32%	3.99%
Grants to Named Executive Officers* during the period as % of outstanding shares	1.85%	1.02%	0.70%
Grants to Named Executive Officers during the period as % of total options granted	78.39%	23.61%	17.58%

*	“Named Executive Officers” refers to our chief executive officer and our four other most highly compensated executive officers as defined under federal securities laws.

Option Exchange Program

On December 19, 2002, we announced that our Board of Directors approved a voluntary stock option exchange program for employees other than executive officers. Under the exchange program, employees were offered the opportunity to exchange approximately 2.4 million outstanding stock options with exercise prices equal to or greater than $14.00 per share for new stock options that will be granted at an exercise price determined on the date the new stock options will be granted. Participating employees will receive new stock options in exchange for outstanding stock options at an exchange ratio of 1 for 1. In accordance with the exchange program, on January 17, 2003, we cancelled approximately 2.1 million of our outstanding stock options. We expect to grant new options to purchase approximately 2.1 million shares of our common stock on July 18, 2003, which is the first business day that is six months and one day after the cancellation of the exchanged options. The exercise price per share of the expected new options will be equal to the fair market value of our common stock at the close of regular trading on July 17, 2003. The expected new stock options represent approximately 3.9% of the total shares of our common stock outstanding as of December 31, 2002, and could have a dilutive impact on our future earnings per share to the extent that the market price of our common stock exceeds the exercise price of the new stock options expected to be granted on July 18, 2003.

RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information included in this report on Form 10-Q, you should carefully consider the risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2002 before purchasing our common stock. If any of the following risks actually occurs, our business could be materially harmed and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our common stock could decline, and you might lose all or part of your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also harm our business. If any of these additional risks and uncertainties occurs, the trading price of our common stock could decline, and you might lose all or part of your investment.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

We have generated operating losses since we began operations in November 1991. Net losses were $24.2 million in the first quarter of 2003, $20.6 million in the first quarter of 2002 and $9.2 million in the first quarter of 2001. Net losses were $93.8 million in 2002, $48.6 million in 2001 and $43.3 million in 2000. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. To date, we have no products that have generated any revenue. As of March 31, 2003, we had an accumulated deficit of approximately $297.3 million. Even if we succeed in developing a commercial product, we expect to incur losses for at least the next several years, and we expect that our losses will increase as we expand our research and development activities. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. If the time required to generate product revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. We do not anticipate that we will generate product revenues until at least 2006, and we do not anticipate that we will achieve profitability for at least several years after generating material product revenues. If we fail to obtain the necessary capital, we will not be able to fund our operations.

Because our product candidates are in an early stage of development, there is a high risk of failure.

We have no products that have received regulatory approval for commercial sale. All of our product candidates, except T67, are in early stages of development, and we face the risks of failure inherent in developing drugs based on new technologies. Except for T67, none of our product candidates has advanced beyond phase 2 clinical trials. In addition, none of our prospective products, including T67 and T607, are expected to receive regulatory approval and be commercially available until at least 2006.

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

Commercialization of our product candidates depends upon successful completion of clinical trials. We must provide the United States Food and Drug Administration and foreign regulatory authorities with pre-clinical and clinical data that demonstrates the safety and efficacy of our products before they can be approved for commercial sale.

Any clinical trial may fail to produce results satisfactory to the FDA. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. During 2002, we terminated phase 2 clinical trials of our anti-cytomegalovirus drug candidate, T611, and phase 2 clinical trials of our anti-cancer drug candidate, T64.

In addition, the FDA could determine that the design of a clinical trial is inadequate to produce reliable results and require us to revamp the design of the clinical trial or terminate the clinical trial altogether. If we need to revamp a clinical trial or perform more or larger clinical trials than planned, our financial results will be harmed.

In March 2003, we initiated a phase 2/3 clinical trial for T67 that will enroll approximately 750 first-line HCC patients. This trial is likely to take several years to complete and contemplates early termination if safety or efficacy data on the first 100 patients is unsatisfactory. The FDA has informed us that if trial results satisfy certain criteria, this one trial could support an application to market T67 for HCC, but additional trials may be necessary. Additionally, the FDA has informed us that it will require additional pre-clinical testing of T67 prior to regulatory approval, and we are in the process of performing this additional testing. Any setbacks in our T67 program could cause a substantial decline in our stock price.

We do not know whether our existing or any future clinical trials will demonstrate safety and efficacy sufficient to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of our products under development will prevent receipt of FDA approval and, ultimately, commercialization of our product candidates.

For additional information concerning the testing of our prospective products, see “Business—Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

For additional information concerning regulatory approval of our prospective products, see “Business—Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts.

We had approximately 423 employees as of March 31, 2003, including employees of our majority-owned subsidiary, Cumbre Inc. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. Following the departure of our then chief financial officer, Corinne H. Lyle, in February 2003 to pursue other opportunities, we have been engaged in a search to recruit a new chief financial officer. We may not be able to fill that position in the near future. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly-skilled chemists and clinical development personnel. Currently, we do not have employment contracts with any of our management, scientific or development personnel. In addition, we do not carry any “key person” insurance. We are highly dependent on certain of our management, scientific and development personnel. In particular, the loss of the services of David V. Goeddel, our chief executive officer, could impede significantly the achievement of our research and development objectives, our relationships with existing and potential collaborators and the development of our product candidates. If we fail to negotiate additional acceptable collaborations with academic institutions and scientists, or if our existing academic collaborations are unsuccessful, our product development programs may be delayed. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain relationships.

The drug discovery methods we employ are relatively new and may not lead to the development of drugs.

The drug discovery methods we employ based upon the regulation of gene expression are relatively new. We do not know if these methods will lead to the discovery of commercially viable drugs. Our two cancer product candidates undergoing clinical testing do not act by the regulation of gene expression. There is limited scientific understanding generally relating to the regulation of gene expression and the role of genes in complex diseases, and relatively few products based on gene discoveries have been developed and commercialized by drug manufacturers. Even if we are successful in identifying the pathways that cells use to control the expression of genes associated with specific diseases, these discoveries may not lead to the development of drugs. Furthermore, our drug discovery efforts are focused on a number of target genes, the functions of which have not yet been fully identified. As a result, the safety and efficacy of drugs that alter the expression of these genes have not yet been established. Therefore, drugs we identify that alter the expression of our target genes may be proven unsafe and ineffectual and, as a result, our research and development activities may not result in any commercially viable products. We expect to in-license or acquire additional product candidates to augment the results of our internal research activities, and in-licensed candidates may not prove to be successful. We have not identified any additional potential product candidates to in-license or acquire, and we may not be successful in identifying potential product candidates in the future.

Currently, all of our corporate collaborations have terms of five years or less and include provisions that allow the other party to terminate on short notice. If we cannot maintain our key current corporate collaborations and enter into new corporate collaborations, our product development could be delayed.

We rely, to a significant extent, on our corporate collaborators to provide funding in support of our research and to jointly conduct some research and pre-clinical testing functions. We have active collaborations with Sankyo and the pharmaceutical division of Japan Tobacco on which we are dependent. The collaboration agreement with Sankyo provides that Sankyo may terminate the agreement on June 10, 2003 for any reason, or at the end of each ensuing year if intellectual property considerations prevent the collaboration from working with the targets being pursued in the collaboration. Either party may terminate the agreement at any time upon a material breach by the other party. The collaboration agreement with Japan Tobacco may be terminated by either party upon a material breach by the other party. The research collaboration may be terminated by Japan Tobacco at the end of the fourth year of the five-year research collaboration (June 1, 2004), on 75 days’ prior written notice. In both the Sankyo and Japan Tobacco collaborations each party may elect to terminate its co-development obligations with respect to, and profit-sharing interest in, a given collaboration product with immediate effect upon written notice to the other party.

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

If we do not effectively exploit the commercialization rights we have retained, we may not achieve profitability. In most of our corporate collaborations, we have retained various commercialization rights for the development and marketing of pharmaceutical products, including rights in specified geographical regions. For a description of programs for which we have retained commercialization rights, see “Business—Corporate Collaborations” in our Annual Report on Form 10-K for the year ended December 31, 2002. We may take advantage of these currently retained rights directly or may exploit retained rights through collaborations with others. The value of these rights, if any, will be largely derived from our ability, directly or with collaborators, to develop and commercialize drugs, the success of which is also uncertain.

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

Our competitors include fully integrated pharmaceutical companies and biotechnology companies with large drug and target discovery efforts and universities and public and private research institutions. We estimate that we have at least 20 competitors in the cancer area, including Bristol-Myers Squibb. Competition for T67 and T607 could include approved tubulin binding drugs, such as Taxol®, Taxotere®, navelbine, vincristine and vinblastine, and Thymitaq®, a systemic chemotherapy that is in phase 3 testing for HCC. We estimate that we have at least 20 competitors in the immune disorders area, including Novartis. There are several drugs approved for the treatment of rheumatoid arthritis and/or psoriasis, such as Enbrel® and Remicade®, and many therapies in development, such as P38 map kinase inhibitors, that could compete with T487. We estimate that we have at least 15 competitors in the metabolic diseases area, including Glaxo SmithKline. There are a number of drugs in development that target PPARgamma (peroxisome proliferator-activated receptor gamma), as does our drug candidate T131, and there are two compounds targeting PPARgamma already on the market (Actos ® and Avandia®). In addition, companies pursuing different but related fields, such as gene therapy, represent substantial competition.

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

For additional information regarding the competition we face, see “Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

As of March 31, 2003, we held more than 90 U.S. patents and had more than 100 patent applications pending before the United States Patent and Trademark Office. For some of our discoveries, corresponding non-U.S. patent protection has been received or is pending. Aspects of all of our product candidates that are in clinical trials are covered by issued patents and/or pending applications in the U.S. and in foreign countries that we consider to be important. Based on the subject matter claimed therein, our patents can be categorized as compound-related, including patents covering product candidates, research-related, including patents covering gene sequences and assay methodologies, or diagnostic-related, including patents covering methods of diagnosing disease states and methods of selecting appropriate treatment regimens for disease states. Of the more than 90 U.S. patents that we hold, approximately 20 patents are compound-related, having expiration dates between 2016 and 2020, more than 66 patents are research-related, having expiration dates between 2012 and 2020, and approximately four patents are diagnostic-related, having expiration dates in 2019. Subject to possible patent-term extension, the entitlement for which and the term of which we cannot predict, patent protection in the U.S. covering the compounds for our T67 and T607 product candidates will expire in 2016 and 2019, respectively. In addition, for T131 and T487, our other product candidates that are in clinical trials, patent applications are pending, but no patents have yet issued. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.

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

Our research and development collaborators may have rights to publish data and information in which we have rights. In addition, we sometimes engage individuals, entities or consultants to conduct research that may be relevant to our business. The ability of these individuals, entities or consultants to publish or otherwise publicly disclose data and other information generated during the course of their research is subject to certain contractual limitations. The nature of the limitations depends on various factors, including the type of research being conducted, the ownership of the data and information and the nature of the individual, entity or consultant. In most cases, these individuals, entities or consultants are, at the least, precluded from publicly disclosing our confidential information and are only allowed to disclose other data or information generated during the course of the research after we have been afforded an opportunity to consider whether patent and/or other proprietary protection should be sought. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our technology and other confidential information, then our ability to receive patent protection or protect our proprietary information will be imperiled. See “Business—Patents and Other Proprietary Rights” in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

We do not have the ability to independently conduct clinical trials for drug candidates, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to perform this function. We expect that our phase 2/3 trial for the treatment of HCC with T67 will involve as many as 75 treatment sites and other logistical complexities. We plan to rely on a contract research organization to manage this trial. If third parties in this trial or others do not perform satisfactorily or meet expected deadlines, our clinical trials may be extended or delayed. We may not be able to locate any necessary replacements or enter into favorable agreements with them, if at all. In some cases, we may not be able to obtain regulatory approvals for our drug candidates and therefore may not be able to successfully commercialize our drug candidates for targeted diseases.

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

Additional financing will be required in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. Together with our majority-owned subsidiary, Cumbre Inc., we have spent $506.4 million since our inception. We expect our operating and capital spending to increase in the future as we expand operations to support the development of new and existing drug candidates. The extent of any actual increases in operating or capital spending will depend on the clinical success of our drug candidates.

We believe that our existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through the second quarter of 2004. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

As of March 31, 2003, our directors, executive officers and holders of 5% or more of our outstanding common stock and their affiliates beneficially owned approximately 38.4% of our common stock. Accordingly, they collectively have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

As of December 31, 2002, ZKB Pharma Vision AG, a Swiss investment company, owned 11,358,238 shares of our common stock, which represents approximately 20.5% of our outstanding common stock. In January 2003, at the request of ZKB Pharma Vision AG, we filed a registration statement on Form S-3 to register for resale the 11,358,238 shares of common stock held by ZKB Pharma Vision AG. Any decision by any large stockholder, including ZKB Pharma Vision AG, to sell substantial amounts of our stock could depress our stock price. The registration statement was declared effective on April 1, 2003.

Our stock price may be volatile, and your investment in our stock could decline in value.

The market prices for securities of biotechnology companies, including our stock price, have been highly volatile and may continue to be highly volatile in the future. During the first quarter of 2003, our common stock traded between $3.61 and $7.58. During 2002, our common stock traded between $5.83 and $25.36. The following factors, in addition to other risk factors described in this filing, may have a significant impact on the market price of our common stock:

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

The financial results of Cumbre Inc., our majority-owned subsidiary, are consolidated with our own. In the first quarters of 2003 and 2002, Cumbre generated net losses of approximately $1.8 million and $1.2 million, which represented approximately 7% and 6% of our consolidated net losses, respectively. In 2002 and 2001, Cumbre generated net losses of approximately $6.5 million and $1.7 million, which represented approximately 7% and 3% of our consolidated net losses, respectively. While two of our executive officers are on the board of directors of Cumbre and another member of Cumbre’s board of directors is on our Board of Directors, the operating goals of Cumbre are different from our goals. Cumbre is focused on building an infrastructure to support drug discovery, while we are using our existing drug discovery infrastructure to advance drug candidates through the development process. Cumbre’s capital expenditures and operating expenses are expected to grow at a faster rate than ours, which may have a significant impact on our future consolidated operating results. Cumbre’s expected faster growth relates to the costs required to build the infrastructure to support Cumbre’s drug discovery efforts. As of March 31, 2003, we owned approximately 52% of the outstanding shares of Cumbre’s capital stock and approximately 48% of Cumbre’s capital stock on a fully-diluted, as converted basis (which assumes the exercise of warrants to purchase 76,000 shares of Cumbre’s capital stock, the exercise of options to purchase 1,717,967 shares of Cumbre’s common stock and the conversion of all of Cumbre’s preferred stock outstanding at March 31, 2003). Cumbre may issue additional options subsequent to March 31, 2003. These options may dilute our ownership interest in Cumbre.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from March 31, 2003 levels, the fair value of our portfolio would decline by approximately $0.2 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Foreign Currency Exchange Risk

Because we translate foreign currencies into United States dollars for reporting purposes, exchange rates can have an impact on our financial condition, although this impact is generally immaterial. We believe that our exposure to currency exchange risk is low because our German and British subsidiaries satisfy their financial obligations almost exclusively in their local currencies. As of March 31, 2003, we did not engage in foreign currency hedging activities.

Investment Risk

We are exposed to investment risks related to the changes in the fair value of our investments. We have investments in several private companies. These investments are included in “Other investments” in the accompanying consolidated financial statements.

We have invested $2.0 million in several private companies through the purchase of preferred stock. We also received $1.6 million in preferred stock of a private company in exchange for a license to certain technology and the assignment of certain patents. These investments are being carried at cost in the case of the purchased securities and at fair value on the date of receipt for the preferred stock received for the technology license and patent assignment. We do not believe our preferred stock investments were impaired as of March 31, 2003.

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

PART II.    OTHER INFORMATION

Item 5.    Other Information

Clinical Trial Update

On January 27, 2003, we announced that we had begun phase 1 clinical testing to evaluate the safety and pharmacokinetic profile of T131, our drug candidate to treat type 2 diabetes. The randomized, double-blinded, dose-escalation trial is being conducted in healthy adult volunteers in the United Kingdom. T131 acts through PPARgamma, a target involved in the body’s ability to respond to insulin.

On March 25, 2003, we announced the enrollment of the first patient in the registration trial for T67, our lead anti-cancer drug candidate for patients suffering from HCC. This pivotal phase 2/3 study is expected to include approximately 750 first line HCC patients and will be performed at up to 75 sites in the United States and abroad. The primary goal of the study will be to determine whether there is a survival benefit to the patients treated with T67 compared to doxorubicin.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

EXHIBIT NUMBER

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (3)

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to our registration statement on Form S-1, as amended (File No. 333-89177), and incorporated herein by reference.
(4)	This certification accompanies this quarterly report on Form 10-Q and shall not be deemed “filed” by Tularik for purposes of Section 18 of the Exchange Act.

(b)    Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TULARIK INC.

April 29, 2003	by:	/s/ David V. Goeddel
David V. Goeddel Chief Executive Officer

April 29, 2003	by:	/s/ William J. Rieflin
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

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

/s/ David V. Goeddel
David V. Goeddel Chief Executive Officer

CERTIFICATION

I, William J. Rieflin, Acting Chief Financial Officer of Tularik Inc., certify that:

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

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

/s/ William J. Rieflin
William J. Rieflin Executive Vice President, Administration and Acting Chief Financial Officer