Form 10-Q
period 2003-06-30
TULARIK INC
filed 2003-08-05
CIK 889057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 000-28347

TULARIK INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3148800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1120 Veterans Boulevard

South San Francisco, California 94080

(Address of principal executive offices) (Zip code)

(650) 825-7000

(Registrant’s telephone number including area code)

Two Corporate Drive

South San Francisco, California 94080

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of June 30, 2003, 59,033,773 shares of the Registrant’s common stock were outstanding.

TULARIK INC.

PART I.    FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TULARIK INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	June 30, 2003	December 31, 2002 (1)
ASSETS
Current assets:
Cash and cash equivalents	$107,755	$95,670
Short-term investments	58,484	81,030
Accounts receivable	10,000	—
Prepaid expenses and other current assets	5,609	4,600

Total current assets	181,848	181,300

Property and equipment, net	28,983	31,188
Other investments	11,630	13,087
Restricted investments	2,270	4,272
Other assets	3,384	3,360
Goodwill	3,100	3,100

Total assets	$231,215	$236,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,750	$4,840
Accrued compensation and related liabilities	3,181	3,111
Accrued liabilities	7,980	5,789
Current portion of capital lease obligations	7,811	7,927
Deferred revenue	28,384	12,119

Total current liabilities	52,106	33,786

Long-term portion of capital lease obligations	11,453	14,179
Long-term portion of deferred revenue	16,684	10,300
Other non-current liabilities	5,127	3,060

Total liabilities	85,370	61,325

Minority interest in Cumbre Inc.	26,250	26,250
Stockholders’ equity:
Common stock	59	55
Additional paid-in capital	444,920	420,338
Notes receivable from stockholders	(27)	(28)
Deferred compensation, net	(2)	(41)
Accumulated other comprehensive income	1,434	1,457
Accumulated deficit	(326,789)	(273,049)

Total stockholders’ equity	119,595	148,732

Total liabilities and stockholders’ equity	$231,215	$236,307

(1)	The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TULARIK INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue:

Collaborative research and development	$5,233	$6,575	$10,294	$12,751
Technology license fee	—	—	1,600	—

	5,233	6,575	11,894	12,751

Operating expenses:

Research and development	31,657	28,580	59,986	53,824
General and administrative	3,119	3,288	6,095	6,002

	34,776	31,868	66,081	59,826

Loss from operations	(29,543)	(25,293)	(54,187)	(47,075)
Interest and other income	403	1,329	1,242	2,948
Interest expense	(389)	(402)	(795)	(794)

Net loss	$(29,529)	$(24,366)	$(53,740)	$(44,921)

Net loss per basic and diluted share	$(0.53)	$(0.48)	$(0.97)	$(0.89)

Weighted-average shares used in computing basic and diluted net loss per share	55,658,173	50,407,989	55,381,887	50,209,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TULARIK INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(53,740)	$(44,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,844	5,675
Amortization of deferred stock compensation	40	194
Amortization of loan discount	20	—
Non-cash stock compensation	565	791
Non-cash license fee revenue	(1,600)	—
Changes in assets and liabilities:
Accounts receivable	(10,000)	—
Other assets	(843)	1,322
Accounts payable and other liabilities	4,124	(691)
Deferred revenue	22,649	5,349

Net cash used in operating activities	(32,941)	(32,281)

Cash flows from investing activities:
Maturities of available-for-sale securities	259,009	234,174
Purchases of available-for-sale securities	(231,462)	(225,817)
Purchase of restricted cash	—	(2,265)
Acquisition of property and equipment	(3,343)	(5,097)

Net cash provided by investing activities	24,204	995

Cash flows from financing activities:
Payments of long-term obligations	(5,480)	(3,563)
Proceeds from issuance of long-term obligations	2,463	3,240
Proceeds from notes receivable from stockholders	1	124
Proceeds from issuances of common stock, net	23,792	4,769

Net cash provided by financing activities	20,776	4,570

Effect of exchange rates on cash	46	37

Net change in cash and cash equivalents	12,085	(26,679)
Cash and cash equivalents at the beginning of the period	95,670	109,392

Cash and cash equivalents at the end of the period	$107,755	$82,713

Supplemental disclosure of non-cash financing activities:
Issuance of warrant in connection with lease amendment	$255	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TULARIK INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

The unaudited condensed consolidated financial statements of Tularik Inc. (“Tularik” or the “Company”) reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at June 30, 2003 and the Company’s consolidated results of operations for the three- and six-month periods ended June 30, 2003 and 2002. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

The year-end balance sheet data were derived from audited consolidated financial statements at that date, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

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

It is the Company’s policy to not allocate losses to any of its subsidiaries’ minority interests to the extent that such losses reduce the minority interests below the third-party minority stockholders’ liquidation preferences. As a result of this policy, 100% of Cumbre’s net loss has been included in the Company’s determination of net loss for the three- and six-month periods ended June 30, 2003 and 2002.

Recent Accounting Pronouncements

In November 2002, Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, ‘Revenue Arrangements with Multiple Deliverables.’ EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF No. 00-21 to have a material impact upon its financial position, cash flows or results of operations.

In January 2003, the Financial Accounting Standards Board (‘FASB’) issued FASB Interpretation No. 46 (“FIN 46”), ‘Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.’ FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact upon its financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.’ SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period in which SFAS 150 is adopted. The Company does not expect the adoption of SFAS 150 to have a material impact upon its financial position, cash flows or results of operations.

Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Numerator:
Net loss	$(29,529)	$(24,366)	$(53,740)	$(44,921)

Denominator:
Weighted-average shares of common stock outstanding	55,674	50,499	55,408	50,319
Less: weighted-average shares subject to repurchase	(16)	(91)	(26)	(110)

Weighted-average shares used in computing basic and diluted net loss per share	55,658	50,408	55,382	50,209

Basic and diluted net loss per share	$(0.53)	$(0.48)	$(0.97)	$(0.89)

Outstanding options and warrants to purchase in the aggregate 6,223,456 shares of common stock at June 30, 2003 and 7,416,594 shares of common stock at June 30, 2002 were excluded from diluted earnings calculations for the three- and six-month periods ended June 30, 2003 and 2002, respectively, because inclusion of options and warrants would have an anti-dilutive effect on losses in these periods. At June 30, 2003, there were 10,730 shares of common stock subject to repurchase.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses on Tularik’s investments and the effect of foreign currency exchange rate fluctuations are included in accumulated other comprehensive loss. Comprehensive loss and its components for the three- and six-month periods ended June 30, 2003 and 2002 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss	$(29,529)	$(24,366)	$(53,740)	$(44,921)
Change in unrealized gain on equity investments	(13)	(621)	(60)	(913)
Change in cumulative translation adjustment	525	663	37	263

Comprehensive loss	$(29,017)	$(24,324)	$(53,763)	$(45,571)

Restricted Investments

As of June 30, 2003, the Company held $2.3 million of bank certificates of deposit to collateralize the rent deposit on the Company’s new facilities in South San Francisco, California. Accordingly, the Company has classified these investments as restricted investments in the accompanying balance sheet.

Stock Options

The Company has adopted SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretations and has elected to follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the stock option grant between the fair value of the Company’s stock and the exercise price of the stock option.

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

For employee stock options granted subsequent to the Company’s initial public offering, the value was estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted-average assumptions were used for 2003 and 2002, respectively: risk free interest rates of 2.58% and 3.8%; volatility factor of the expected market price of the Company’s common stock of 0.69 and 0.71; no dividend yield; and a weighted-average expected life of the options of 4.5 years. Pro forma information follows for the three- and six-month periods ended June 30, 2003 and 2002 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(29,529)	$(24,366)	$(53,740)	$(44,921)
Add: Deferred compensation amortization included in reported net loss	12	87	40	194
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,126)	(3,862)	(12,173)	(7,869)

Pro forma net loss	$(31,643)	$(28,141)	$(65,873)	$(52,596)

Basic and diluted net loss per share:
As reported	$(0.53)	$(0.48)	$(0.97)	$(0.89)

Pro forma	$(0.57)	$(0.56)	$(1.19)	$(1.05)

Collaboration Agreement

In May 2003, the Company and Amgen Inc. (“Amgen”) signed an agreement to collaborate over a five-year period on the discovery, development and commercialization of therapeutics aimed at oncology targets. Under the terms of the collaboration, Amgen has agreed to pay the Company $50.0 million in committed research funding over a five-year period. As of June 30, 2003, the funding for the first year of the collaboration had not been received. This amount was recorded as accounts receivable in the accompanying June 30, 2003 Unaudited Condensed Consolidated Balance Sheet. In addition, in June 2003 Amgen purchased 3.5 million shares of Tularik common stock for cash proceeds of $10.00 per share, which represented a premium of approximately 58% to the stock price on the day before the announcement of the agreement to collaborate. The premium portion of the initial equity purchase has been deferred and is being recognized as revenue over the term of the collaboration at a rate of approximately $2.6 million per year. Amgen has agreed to purchase over the next three years an additional $40.0 million in newly issued Tularik common stock at then market prices. Upon the achievement of certain development and commercialization milestones, Tularik is also entitled to receive milestone payments from Amgen of up to $21.0 million per target and to receive royalties on net sales of Amgen products resulting from the collaboration, if any. Amgen has exclusive worldwide commercialization rights to such products, with Tularik retaining an option to certain co-promotion rights in the United States on a product-by-product basis.

In a separate transaction, in May 2003 Amgen purchased 6.0 million shares of the Company’s outstanding common stock from ZKB Pharma Vision AG. In combination with the shares purchased from Tularik as part of the oncology collaboration, Amgen owned approximately 16.1% of the Company’s outstanding common stock as of June 30, 2003. On July 8, 2003, Amgen purchased an additional 3.0 million shares of the Company’s stock from ZKB Pharma Vision AG. This purchase increased Amgen’s ownership of the Company’s outstanding common stock to approximately 21.2% as of that date.

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

Overview

Tularik seeks to discover and develop a broad range of novel and superior orally available medicines that act through the regulation of gene expression. Tularik’s scientific platform is focused on three therapeutic areas: cancer, immunology and metabolic disease. We currently have four drug candidates in clinical trials. T67 is in a pivotal clinical trial for the treatment of hepatocellular carcinoma (HCC). T607 is in phase 2 clinical trials for the treatment of HCC, ovarian cancer, gastric cancer and esophageal cancer. T487, for the treatment of inflammatory diseases, and T131, for the treatment of type 2 diabetes, are in phase 1 clinical trials to evaluate safety and pharmacokinetic profile. We have established strategic partnerships with Amgen Inc., Japan Tobacco Inc., Medarex, Inc. and Sankyo Company, Limited.

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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At June 30, 2003, these investment securities were classified as available-for-sale and consequently were recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

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

Results of Operations

For the quarter ended June 30, 2003, we incurred a net loss of $29.5 million, or $0.53 per share, compared to a net loss of $24.4 million, or $0.48 per share, for the same period in 2002. For the six-month period ended June 30, 2003, we incurred a net loss of $53.7 million, or $0.97 per share, compared to a net loss of $44.9 million, or $0.89 per share, for the same period in 2002.

Collaborative research and development revenue was $5.2 million and $10.3 million for the three- and six-month periods ended June 30, 2003, compared to $6.6 million and $12.8 million for comparable 2002 periods. The expiration of our collaboration with the Roche Bioscience division of Syntex (U.S.A.) LLC in July 2002 caused a decrease in revenue of $1.9 million and $3.9 million for the three- and six-month periods ended June 30, 2003. Further, revenue related to our metabolic disease collaboration with Japan Tobacco Inc. declined by $0.3 million and $0.4 million for the same periods. These decreases were partially offset by increases in revenue of $0.8 million and $1.8 million related to our Sankyo collaboration for the three- and six-month periods ended June 30, 2003. We expect revenues in future periods to increase as a result of our collaboration with Amgen.

Revenue from technology licenses was $1.6 million for the six-month period ended June 30, 2003. We did not have any revenue from technology licenses for the three-month period ended June 30, 2003 or the three- and six-month periods ended June 30, 2002. The revenue for the six-month period ended June 30, 2003 related to receipt of preferred stock of a private company in exchange for a license to certain technology and the assignment of certain patents. The value attributed to the preferred stock was our estimate of fair value as of the date of receipt. Our estimate was based on information available to us including the most recent purchase price for the preferred stock by unrelated third parties, market conditions and the private company’s business progress.

Research and development expenses for the three- and six-month periods ended June 30, 2003 increased to $31.7 million and $60.0 million, from $28.6 million and $53.8 million for the comparable 2002 periods. The increase in expenses for the three-month period ended June 30, 2003 as compared to the same period in 2002 is primarily attributable to a $2.8 million increase in costs related to the progression of our clinical trial programs and a $1.0 million increase in research spending at our wholly owned subsidiary, Tularik Ltd., and our majority-owned subsidiary, Cumbre Inc. The increase in expenses for the 2003 six-month period as compared to the 2002 period was primarily attributable to a $2.8 million increase in costs related to our clinical trial programs, a $2.4 million increase in costs related to headcount and facilities, and a $1.0 million increase in research spending at our wholly owned subsidiary, Tularik Ltd., and our majority-owned subsidiary, Cumbre Inc.

General and administrative expenses were relatively flat for the three- and six-month periods ended June 30, 2003 as compared to the comparable periods in 2002. Expenses for the three- and six-month periods ended June 30, 2003 were $3.1 million and $6.1 million, compared to $3.3 million and $6.0 million for the 2002 periods.

Interest income was $0.4 million and $1.2 million for the three- and six-month periods ended June 30, 2003 as compared to $1.3 million and $2.9 million for the comparable 2002 periods. The decrease in the 2003 periods as compared to the 2002 periods was due to lower cash and investment balances, as well as lower yields on our investment portfolio.

Liquidity and Capital Resources

Since inception, our primary sources of funds have been the sale of equity securities, capital lease financings, non-equity payments from collaborators and interest income. Combined unrestricted cash, cash equivalents and marketable securities (both current and non-current) totaled $174.2 million at June 30, 2003 (including $15.9 million attributable to Tularik’s majority-owned subsidiary, Cumbre Inc.), a decrease of $13.6 million from December 31, 2002. The decrease was due to the use of $32.9 million to fund operations, the repayment of long-term debt of $5.5 million and the acquisition of property and equipment for $3.3 million. These reductions were partially offset by $23.8 million in net proceeds from the sale of our common stock, the receipt of $1.6 million of preferred stock of a private company in exchange for a license to certain technology and the assignment of certain patents and $2.5 million in proceeds from the issuance of long-term obligations. As of June 30, 2003, the average maturity of available-for-sale securities was approximately 103 days.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We believe that our cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through the second quarter of 2005. This estimate excludes the cash and investment securities of Cumbre Inc., our majority-owned subsidiary, as well as the funding of Cumbre’s operating plan. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:

•	the progress of our pre-clinical and clinical development activities;

•	the costs and timing of regulatory approvals;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of the development efforts of our collaborators;

•	our ability to establish and maintain current and new collaboration and licensing arrangements;

•	a decision to make additional investments in Cumbre Inc., our majority-owned subsidiary, in the event Cumbre is unable to receive equity and debt financing from third parties;

•	our ability to achieve our milestones and receive funding under collaboration arrangements;

•	the costs involved in establishing and enforcing patent claims and other intellectual property rights;

•	the costs of establishing sales, marketing and distribution capabilities; and

•	our ability to sublease our former facilities.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve for at least several years, we expect to finance future cash needs through the sale of equity securities, strategic collaborations and debt financing as well as interest income earned on cash balances. In August 2001, we filed a registration statement on Form S-3 to offer and sell common stock and debt securities in one or more offerings up to a total amount of $250.0 million. Currently, $217.8 million remains available on the Form S-3 registration statement, and we have no current commitments to offer and sell any securities that may be offered or sold pursuant to such registration statement. We cannot assure you that additional financing or collaboration and licensing arrangements will be available in the future when needed or that, if available, financing or collaboration and licensing arrangements will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may also adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

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

General Option Information

Summary of Option Activity

	Shares Available for Grant	Options Outstanding
(Shares in thousands)		Number of Shares	Weighted- Average Exercise Price
December 31, 2001	509	5,929	$16.14
Grants	(2,372)	2,372	9.85
Exercises	—	(656)	13.25
Forfeitures (1)	436	(436)	21.67
Additional shares reserved	2,146	—

December 31, 2002	719	7,209	15.00
Grants	(1,419)	1,419	5.03
Exercises	—	(276)	3.09
Forfeitures (1)(2)	2,484	(2,484)	22.68
Additional shares reserved	1,923	—

June 30, 2003 (2)	3,707	5,868	$9.90

(1)	We currently grant shares only under our 1997 Plans. Forfeitures from options granted under the previous plan are not added to the shares reserved for issuance under the 1997 Plans.

(2)	See “Stock Options—Option Exchange Program” below.

In-the-Money and Out-of-the-Money Option Information

	As of June 30, 2003
	Exercisable		Unexercisable		Total
	Shares	Wtd.-Avg. Exercise Price	Shares	Wtd.-Avg. Exercise Price	Shares	Wtd.-Avg. Exercise Price
	(Shares in thousands)
In-the-Money	1,523	$3.45	2,422	$6.14	3,945	$5.10
Out-of-the-Money (1)	933	21.60	990	17.96	1,923	19.72

Total Options Outstanding	2,456		3,412		5,868

(1)	Out-of-the-money options are those options with an exercise price equal to or greater than $9.90, the fair market value of Tularik common stock at the close of regular trading on June 30, 2003.

Distribution and Dilutive Effect of Options

Employee and Executive Officer Option Grants

	YTD 2003	2002	2001
Net grants during the year as % of outstanding shares	2.40%	4.32%	3.99%
Grants to Named Executive Officers* during the period as % of outstanding shares	1.74%	1.02%	0.70%
Grants to Named Executive Officers* during the period as % of total options granted	72.23%	23.61%	17.58%

*	“Named Executive Officers” refers to our chief executive officer and our four other most highly compensated executive officers as defined under federal securities laws.

Option Exchange Program

On December 19, 2002, we announced that our Board of Directors approved a voluntary stock option exchange program for employees other than executive officers. Under the exchange program, employees were offered the opportunity to exchange approximately 2.4 million outstanding stock options with exercise prices equal to or greater than $14.00 per share for new stock options to be granted at an exercise price determined on the date the new stock options were granted. Participating employees received new stock options in exchange for outstanding stock options at an exchange ratio of 1 for 1. In accordance with the exchange program, on January 17, 2003, we cancelled approximately 2.1 million of our outstanding stock options. We granted new options to purchase approximately 2.1 million shares of our common stock on July 18, 2003, the first business day that was six months and one day after the cancellation of the exchanged options. The exercise price per share of the new options is $10.40, the fair market value of our common stock at the close of regular trading on July 17, 2003. The new stock options represent approximately 3.6% of the total shares of our common stock outstanding as of June 30, 2003, and could have a dilutive impact on our future earnings per share to the extent that the market price of our common stock exceeds the exercise price of the new stock options granted on July 18, 2003.

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

We have generated operating losses since we began operations in November 1991. Net losses were $53.7 million in the first half of 2003, $44.9 million in the first half of 2002 and $21.1 million in the first half of 2001. Net losses were $93.8 million in 2002, $48.6 million in 2001 and $43.3 million in 2000. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. To date, we have no products that have generated any revenue. As of June 30, 2003, we had an accumulated deficit of approximately $326.8 million. Even if we succeed in developing a commercial product, we expect to incur losses for at least the next several years, and we expect that our losses will increase as we expand our research and development activities. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. If the time required to generate product revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. We do not anticipate that we will generate product revenues until at least 2006, and we do not anticipate that we will achieve profitability for at least several years after generating material product revenues. If we fail to obtain the necessary capital, we will not be able to fund our operations.

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

In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives, and, as a result, we may be unable to successfully market and sell our current or future product candidates. In addition, any of our products may not attain market acceptance. Also, third parties may develop superior products or have proprietary rights that preclude us from marketing or profiting from our products.

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

For additional information concerning the testing of our prospective products, see “Business–Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Delays in clinical testing could result in increased costs to us.

Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned clinical trials will begin on time, will need to be revamped or will be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays occurring at a prospective clinical site such as delays in obtaining institutional review board approval to conduct a study at a prospective clinical site or delays in recruiting subjects to participate in a study.

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

Two of our four current clinical candidates, T67 and T607, are cytotoxic agents directed to the treatment of cancer. Anti-cancer drugs of this type generally have a narrow therapeutic window between efficacy and toxicity. Because cancer patients are often critically ill and anti-cancer drugs can be extremely toxic to humans, drug-related deaths and very serious side effects may occur in clinical trials. If unacceptable toxicity is observed in clinical trials, the trials may be terminated at an early stage or the development of the product candidate may be completely discontinued, despite favorable pre-clinical or early clinical results.

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

While we have stated that we intend to file one to two INDs per year over the next several years, this is only a statement of intent, and we may not be able to do so because we may not be able to identify suitable product candidates. In addition, the FDA may not approve any IND in a timely manner, or at all.

Before receiving FDA clearance to market a product, we must demonstrate that the product is safe and effective in the patient population that will be treated. Delays or rejections of regulatory clearances may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our potential products or us. Additionally, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval.

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

Failure to attract, retain and motivate skilled personnel and cultivate relationships with leading clinicians and scientists will delay our product development programs and our research and development efforts.

We had approximately 415 employees as of June 30, 2003, including employees of our majority-owned subsidiary, Cumbre Inc. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians and scientists. Following the departure of our then chief financial officer, Corinne H. Lyle, in February 2003 to pursue other opportunities, we have been engaged in a search to recruit a new chief financial officer. We may not be able to fill that position in the near future. Competition for skilled personnel is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled chemists and clinical development personnel. Currently, we do not have employment contracts with any of our management, scientific or development personnel. In addition, we do not carry any “key person” insurance. We are highly dependent on certain of our management, scientific and development personnel. In particular, the loss of the services of David V. Goeddel, our chief executive officer, could impede significantly the achievement of our research and development objectives, our relationships with existing and potential collaborators and the development of our product candidates. We also rely on the expertise and services of certain leading clinicians and scientists to act as consultants, clinical study investigators and/or advisory board members. If we fail to obtain, and in some cases maintain, productive and collaborative relationships with certain clinicians and scientists, our product development programs and our research and development efforts may be delayed. We do not know if we will be able to attract, retain or motivate personnel or cultivate or maintain key relationships.

The drug discovery methods we employ are relatively new and may not lead to the development of drugs.

The drug discovery methods we employ based upon the regulation of gene expression are relatively new. We do not know if these methods will lead to the discovery of commercially viable drugs. Our two cancer product candidates undergoing clinical testing do not act by the regulation of gene expression. There is limited scientific understanding generally relating to the regulation of gene expression and the role of genes in complex diseases, and relatively few products based on gene discoveries have been developed and commercialized by drug manufacturers. Even if we are successful in identifying the pathways that cells use to control the expression of genes associated with specific diseases, these discoveries may not lead to the development of drugs. Furthermore, our drug discovery efforts are focused on a number of target genes whose functions have not yet been fully identified. As a result, the safety and efficacy of drugs that alter the expression of these genes have not yet been established. Therefore, drugs we identify that alter the expression of our target genes may be proven unsafe and ineffectual and, as a result, our research and development activities may not result in any commercially viable products. We expect to in-license or acquire additional product candidates to augment the results of our internal research activities, and such product candidates may not prove to be successful. We have not identified any additional potential product candidates to in-license or acquire, and we may not be successful in identifying potential product candidates in the future.

Currently, all of our corporate collaborations have terms of five years or less and include provisions that allow the other party to terminate on short notice. If we cannot maintain our key current corporate collaborations and enter into new corporate collaborations, our product development could be delayed.

We rely, to a significant extent, on our corporate collaborators to provide funding in support of our research and to jointly conduct some research and pre-clinical testing functions. Currently we are dependent on active collaborations with Amgen, Sankyo and the pharmaceutical division of Japan Tobacco. The collaboration agreement with Amgen may be terminated by either party upon a material breach by the other party. The collaboration agreement with Sankyo provides that Sankyo may terminate the agreement between September 10, 2003 and December 10, 2003 for any reason, or at the end of each ensuing year if intellectual property considerations prevent the collaboration from working with the targets being pursued in the collaboration. Either party may terminate the agreement at any time upon a material breach by the other party. The collaboration agreement with Japan Tobacco may be terminated by either party upon a material breach by the other party. In addition, the research collaboration may be terminated by Japan Tobacco at the end of the fourth year of the five-year research collaboration (June 1, 2004) on 75 days’ prior written notice. In each of the Sankyo and Japan Tobacco collaborations each party may elect to terminate its co-development obligations with respect to, and profit-sharing interest in, a given collaboration product, with immediate effect upon written notice to the other party. In the Amgen collaboration, Amgen may elect to terminate development of a given collaboration product with immediate effect upon written notice to Tularik.

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

If we do not effectively exploit the commercialization rights we have retained, we may not achieve profitability. In most of our corporate collaborations to date, we have retained various commercialization rights for the development and marketing of pharmaceutical products, including rights in specified geographical regions. For a description of programs for which we have retained commercialization rights, see “Business—Corporate Collaborations” in our Annual Report on Form 10-K for the year ended December 31, 2002. We may take advantage of these currently retained rights directly or may exploit retained rights through collaborations with others. The value of these rights, if any, will be largely derived from our ability, directly or with collaborators, to develop and commercialize drugs, whose success is also uncertain.

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

If our competitors are better able to attract qualified personnel or collaborators; develop, license or acquire proprietary technology that is superior to our technology; or develop and market products that are more effective than our product candidates, our commercial opportunity will be reduced or eliminated.

Our commercial opportunity will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer side effects or are less expensive than our product candidates. With respect to our drug discovery programs, other companies have product candidates in clinical trials to treat each of the diseases for which we are seeking to discover and develop product candidates. These competing potential drugs are further advanced in development than are any of our potential products and may result in effective, commercially successful products. Even if we, alone or with our collaborators, are successful in developing effective drugs, our products may not compete effectively with these competing products or other successful products. Our competitors may succeed in developing and marketing products that are more effective or easier to use than those that we may develop, alone or with our collaborators, or that are marketed before any products we develop are marketed.

Our competitors include fully integrated pharmaceutical companies and biotechnology companies with large drug and target discovery efforts as well as universities and public and private research institutions. We estimate that we have at least 20 competitors in the cancer area, including Bristol-Myers Squibb. Competition for T67 and T607 could include approved tubulin binding drugs, such as Taxol®, Taxotere®, navelbine, vincristine and vinblastine, and Thymitaq®, a systemic chemotherapy that is in phase 3 testing for HCC. We estimate that we have at least 20 competitors in the immune disorders area, including Novartis. There are several drugs approved for the treatment of rheumatoid arthritis and/or psoriasis, such as Enbrel® and Remicade®, and many therapies in development, such as P38 map kinase inhibitors, that could compete with T487. We estimate that we have at least 15 competitors in the metabolic diseases area, including Glaxo SmithKline. There are a number of drugs in development that target PPARgamma (peroxisome proliferator-activated receptor gamma), as does our drug candidate T131, and there are two compounds targeting PPARgamma already on the market (Actos® and Avandia®). In addition, companies pursuing different but related fields, such as gene therapy, represent substantial competition.

Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do. In addition, these organizations also compete with us to:

•	attract qualified personnel;

•	attract parties for acquisitions, joint ventures or other collaborations; and

•	license technology that is competitive with or required to commercialize the technology we are practicing.

For additional information regarding the competition we face, see “Business–Competition” in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	any patents issued to us or our collaborators may not provide a basis for commercially viable products or may not provide us with any competitive advantages or may be challenged by third parties;

•	we may not develop additional proprietary technologies that are patentable; or

•	the patents of others may have an adverse effect on our ability to do business.

As of June 30, 2003, we held more than 95 U.S. patents and had more than 100 patent applications pending before the United States Patent and Trademark Office. For some of our discoveries, corresponding non-U.S. patent protection has been received or is pending. Aspects of all of our product candidates that are in clinical trials are covered by issued patents and/or pending applications in the U.S. and in foreign countries that we consider to be important. Based on the subject matter claimed therein, our patents can be categorized as compound-related, including patents covering product candidates; research-related, including patents covering gene sequences and assay methodologies; or diagnostic-related, including patents covering methods of diagnosing disease states and methods of selecting appropriate treatment regimens for disease states. Of the more than 95 U.S. patents that we hold, approximately 24 patents are compound-related, having expiration dates between 2016 and 2021, more than 67 patents are research-related, having expiration dates between 2012 and 2020, and approximately four patents are diagnostic-related, having expiration dates in 2019. Subject to possible patent-term extension, the entitlement for which and the term of which we cannot predict, patent protection in the U.S. covering the compounds for our T67 and T607 product candidates will expire in 2016 and 2019, respectively. In addition, for T131 and T487, our other product candidates that are in clinical trials, patent applications are pending, but no patents have yet issued. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.

We are a party to various license agreements that give us rights to use specified technologies in our research and development processes. If we are not able to continue to license any such technology on commercially reasonable terms, our product development and research may be delayed. In addition, we generally do not control the patent prosecution of in-licensed technology and, accordingly, are unable to exercise the same degree of control over this type of intellectual property as we exercise over our internally developed technology.

We rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, academic collaborators and consultants to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary information.

Our research and development collaborators may have rights to publish data and other information in which we have rights. In addition, we sometimes engage individuals or entities to conduct research that may be relevant to our business. The ability of these individuals or entities to publish or otherwise publicly disclose data and other information generated during the course of their research is subject to certain contractual limitations. The nature of the limitations depends on various factors, including the type of research being conducted, the ownership of the data and information and the nature of the individual or entity. In most cases, these individuals or entities are, at the least, precluded from publicly disclosing our confidential information and are only allowed to disclose other data or information generated during the course of the research after we have been afforded an opportunity to consider whether patent and/or other proprietary protection should be sought. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our technology and other confidential information, then our ability to receive patent protection or protect our proprietary information will be imperiled. See “Business–Patents and Other Proprietary Rights” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our products.

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering genes, gene products or therapeutic products that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. We are aware of third-party patents in the biopharmaceutical area with broad claims that, if valid, could affect a wide variety of pharmaceuticals, including T67, T607, T131, T487 and other product candidates that we are pursuing. Patent holders sometimes send communications to a number of companies in related fields suggesting possible infringement, and we, like other biotechnology companies, have received this type of communication, including with respect to the third-party patents mentioned above. With respect to the claims raised by such third-party communications regarding our product candidates, we either: believe that our activities do not infringe the patents at issue; have discussed the matters with external patent counsel and, based in part on the advice of such counsel, believe that such third-party patents are invalid; or, because such third-party patents are the subject of current litigation proceedings with other parties, do not know if such third-party patents are valid. However, it is possible that a judge or jury will disagree with our conclusions regarding non-infringement or invalidity, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. It is not known whether any license required under any of these patents would be made available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell our products. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

Furthermore, our commercial success will depend, in part, on our ability to continue to conduct research to identify additional product candidates in current indications of interest or opportunities in other indications. Some of these activities may involve the use of genes, gene products, screening technologies and other research tools that are covered by third-party patents. A recent court decision has indicated that the exemption from patent infringement afforded by 35 U.S.C. 271(e)(1) does not encompass all research and development activities associated with product development. In some instances, we may be required to obtain licenses to such third-party patents to conduct our research and development activities, including activities that may have already occurred. It is not known whether any license required under any of these patents would be made available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to maintain a pipeline of potential product candidates and to bring new products to market. Even if we believe that our activities do not infringe any third-party patents or that such third-party patents are invalid, it is possible that a judge or jury would disagree with our conclusions regarding non-infringement or invalidity, and that we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate such suits.

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

For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. Our estimates are based on present facts and a variety of assumptions. Many of the underlying assumptions are outside of our control. If such milestones are not achieved when we expect them to be, investors could be disappointed, and our stock price could decrease.

We rely on third parties to conduct clinical trials for our drug candidates and those third parties may not perform satisfactorily.

We do not have the ability to independently conduct clinical trials for drug candidates, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to perform this function. We expect that our phase 2/3 trial for the treatment of HCC with T67 will involve as many as 75 clinical sites and other logistical complexities. We are relying on a contract research organization to manage this trial. If third parties in this trial or others do not perform satisfactorily or meet expected deadlines, our clinical trials may be extended or delayed. We may not be able to locate any necessary replacements or enter into favorable agreements with them, if at all. In some cases, we may not be able to obtain regulatory approvals for our drug candidates and therefore may not be able to successfully commercialize our drug candidates for targeted diseases.

If we are unable to contract with third parties to manufacture our products in sufficient quantities and at an acceptable cost, we may be unable to meet demand for our products and lose potential revenues.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates in compliance with regulatory requirements. We depend on our collaborators or third parties for the manufacture of compounds for pre-clinical, clinical and commercial purposes in their FDA-approved manufacturing facilities. Our products may be in competition with other products for access to these facilities. Consequently, our products may be subject to manufacturing delays if collaborators or outside contractors give other products greater priority than our products. Problems with any of our contractors’ manufacturing processes could result in a failure to produce adequate supplies or acceptable products, which could cause delays in research and clinical testing, recall of products previously shipped or inability to supply products at all. In addition, changes to manufacturing processes, standards or Good Manufacturing Practices could cause delays. For these and other reasons, our collaborators or third parties may not be able to manufacture our products in a cost-effective or timely manner. If not performed in a timely manner, the clinical trial development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products on a timely basis could be impaired or precluded. We may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, if at all. Our current dependence upon others for the manufacture of our products may adversely affect our future profit margin and our ability to commercialize products on a timely and competitive basis. We do not intend to develop or acquire facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future.

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

If conflicts arise between us and our corporate or academic collaborators or scientific advisors, the other party may act in its self-interest and not in the interest of our stockholders. Some of our corporate or academic collaborators are conducting multiple product development efforts within each disease area that is the subject of the collaboration with us. For example, we understand that Japan Tobacco is independently developing drug candidates within the metabolic disease area and Amgen and Medarex are both independently developing drug candidates within the cancer area. These drug candidates may be competitive with those resulting from our collaborations with these companies. Generally, in each of our collaborations, we have agreed not to conduct independently, or with any third party, any research that is competitive with the research conducted under our collaborations. Our collaborations may have the effect of limiting the areas of research that we may pursue, either alone or with others. Our collaborators, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or to which the collaborators have rights, may result in their withdrawal of some or all support for our product candidates.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.

Additional financing will be required in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. Together with our majority-owned subsidiary, Cumbre Inc., we have spent $547.5 million since our inception. We expect our operating and capital spending to increase in the future as we expand operations to support the development of new and existing drug candidates. The extent of any actual increases in operating or capital spending will depend on the clinical success of our drug candidates.

We believe that our existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through the second quarter of 2005. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Raising additional capital by issuing securities or through collaboration and licensing arrangements would cause dilution to existing stockholders or require us to relinquish rights to our technologies or product candidates.

We may raise additional financing through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. In connection with our collaboration agreement with Amgen, Amgen has agreed to purchase $40.0 million in newly issued Tularik common stock over the next three years, which will result in dilution to our existing stockholders. To the extent that we raise additional funds through collaboration and licensing arrangements, it will be necessary to relinquish some rights to our technologies or product candidates and we may grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to continue developing our products and we may not become profitable.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

The testing and marketing of medical products entail an inherent risk of product liability. Although we are not aware of any historical or anticipated product liability claims, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. We currently carry product liability insurance that covers our clinical trials up to a $10.0 million annual aggregate limit. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators, or otherwise materially and adversely affect our financial position. We or our corporate collaborators may not be able to obtain such insurance at a reasonable cost, if at all. While under various circumstances we are entitled to be indemnified against losses by our corporate collaborators, indemnification may not be available or adequate should any claims arise.

It has become more difficult to obtain and maintain adequate insurance coverage.

We currently have in force insurance for our business, property and product candidates currently in clinical development. However, first- and third-party primary and excess insurance has become more costly to obtain and narrower in coverage than what was previously available, and we may be required to assume a greater portion of risk with lower limits upon renewal. If a third party makes a claim against us or we suffer a loss above the level of our insurance coverage, we could be forced to cover that excess risk. In addition, any claim made against one of our insurance policies could adversely affect our ability to obtain or maintain future insurance coverage at a reasonable cost.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders. Moreover, sales by these stockholders could depress our stock price.

As of June 30, 2003, our directors, executive officers and holders of 5% or more of our outstanding common stock and their affiliates beneficially owned approximately 40.5% of our common stock. Accordingly, they collectively have the ability to significantly influence the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

As of June 30, 2003, Amgen Inc. owned 9,500,000 shares of our common stock, which represented approximately 16.1% of our outstanding common stock. On July 8, 2003, Amgen purchased an additional 3.0 million shares of the Company’s stock from ZKB Pharma Vision AG. This purchase increased Amgen’s ownership of the Company’s outstanding common stock to approximately 21.2% as of that date. Any decision by any large stockholder, including Amgen, to sell substantial amounts of our stock could depress our stock price.

Our stock price may be volatile, and your investment in our stock could decline in value.

The market prices for securities of biotechnology companies, including our stock, have been highly volatile and may continue to be highly volatile in the future. During the first half of 2003, our common stock traded between $3.61 and $11.90. During 2002, our common stock traded between $5.83 and $25.36. The following factors, in addition to other risk factors described in this filing, may have a significant impact on the market price of our common stock:

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

In December 2002, our Board of Directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition that is beneficial to our stockholders by diluting the ability of a potential acquiror to acquire us. Pursuant to the terms of the plan, when a person or group, except under certain circumstances, acquires 20% or more of our outstanding common stock or ten business days after commencement or announcement of a tender or exchange offer for 20% or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 20% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquiror’s rights would not become exercisable for our shares of common stock at a discount, the potential acquiror would suffer substantial dilution and could lose its ability to acquire us. In addition, the existence of the plan itself could deter a potential acquiror from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

The financial results of Cumbre may impact our future operating results.

The financial results of Cumbre Inc., our majority-owned subsidiary, are consolidated with our own. In the first six months of 2003 and 2002, Cumbre generated net losses of approximately $3.6 million and $2.8 million, which represented approximately 7% and 6% of our consolidated net losses, respectively. In 2002 and 2001, Cumbre generated net losses of approximately $6.5 million and $1.7 million, which represented approximately 7% and 3% of our consolidated net losses, respectively. While two of our executive officers are on the board of directors of Cumbre and another member of Cumbre’s board of directors is on our Board of Directors, the operating goals of Cumbre are different from our goals. Cumbre is focused on building an infrastructure to support drug discovery, while we are using our existing drug discovery infrastructure to advance drug candidates through the development process. Cumbre’s capital expenditures and operating expenses are expected to grow at a faster rate than ours, which may have a significant impact on our future consolidated operating results. Cumbre’s expected faster growth relates to the costs required to build the infrastructure to support Cumbre’s drug discovery efforts. As of June 30, 2003, we owned approximately 52% of the outstanding shares of Cumbre’s capital stock and approximately 48% of Cumbre’s capital stock on a fully diluted, as converted basis (which assumes the exercise of warrants to purchase 76,000 shares of Cumbre’s capital stock, the exercise of options to purchase 1,721,717 shares of Cumbre’s common stock and the conversion of all of Cumbre’s preferred stock outstanding at June 30, 2003). Cumbre may issue additional options subsequent to June 30, 2003. These options may dilute our ownership interest in Cumbre.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in our research and development activities. We maintain an investment portfolio of investment grade liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from June 30, 2003 levels, the fair value of our portfolio would decline by approximately $0.4 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Foreign Currency Exchange Risk

Because we translate foreign currencies into United States dollars for reporting purposes, exchange rates can have an impact on our financial condition, although this impact is generally immaterial. We believe that our exposure to currency exchange risk is low because our German and British subsidiaries satisfy their financial obligations almost exclusively in their local currencies. As of June 30, 2003, we did not engage in foreign currency hedging activities.

Investment Risk

We are exposed to investment risks related to the changes in the fair value of our investments. We have investments in several private companies. These investments are included in “Other investments” in the accompanying consolidated financial statements.

We have invested $2.0 million in several private companies through the purchase of preferred stock. We also received $1.6 million in preferred stock of a private company in exchange for a license to certain technology and the assignment of certain patents. These investments are being carried at cost in the case of the purchased securities and at fair value on the date of receipt for the preferred stock received for the technology license and patent assignment. We do not believe our preferred stock investments were impaired as of June 30, 2003.

Should the companies in which we have invested experience a deterioration of operating results or financial position, impairment charges may be necessary.

Item 4. Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Based on their evaluation as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that Tularik’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

(b) Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Tularik held its annual meeting of stockholders on April 23, 2003. At such meeting the following actions were voted upon:

(a) Election of directors to serve for the ensuing year:

	For	Withheld
David V. Goeddel, Ph.D.	28,083,027	3,833,970
A. Grant Heidrich, III	26,845,538	5,071,459
Edward M. Holmes, M.D.	28,167,249	3,749,748
Edward R. McCracken	26,613,658	5,303,339
Steven L. McKnight, Ph.D.	28,116,533	3,800,464
Craig A.P.D. Saxton, M.D.	26,764,650	5,152,347

(b) Ratification of the selection of PricewaterhouseCoopers LLP as Tularik’s independent accountants for the fiscal year ending December 31, 2003.

For	Against	Abstentions	Broker Non-Votes
31,293,943	621,780	1,274	—

Item 5. Other Information

Collaboration Agreement

In May 2003, the Company and Amgen signed an agreement to collaborate over a five-year period on the discovery, development and commercialization of therapeutics aimed at oncology targets. Under the terms of the collaboration, Amgen has agreed to pay the Company $50.0 million in committed research funding over a five-year period. As of June 30, 2003, the funding for the first year of the collaboration had not been received. This amount was recorded as accounts receivable in the accompanying June 30, 2003 Unaudited Condensed Consolidated Balance Sheet. In addition, in June 2003 Amgen purchased 3.5 million shares of Tularik common stock for cash proceeds of $10.00 per share, which represented a premium of approximately 58% to the stock price on the day before the announcement of the agreement to collaborate. The premium portion of the initial equity purchase has been deferred and is being recognized as revenue over the term of the collaboration at a rate of approximately $2.6 million per year. Amgen has agreed to purchase over the next three years an additional $40.0 million in newly issued Tularik common stock at then market prices. Upon the achievement of certain development and commercialization milestones, Tularik is also entitled to receive milestone payments from Amgen of up to $21.0 million per target and to receive royalties on net sales of Amgen products resulting from the collaboration, if any. Amgen has exclusive worldwide commercialization rights to such products, with Tularik retaining an option to certain co-promotion rights in the United States on a product-by-product basis.

In a separate transaction, in May 2003 Amgen purchased 6.0 million shares of the Company’s outstanding common stock from ZKB Pharma Vision AG. In combination with the shares purchased from Tularik as part of the oncology collaboration, Amgen owned approximately 16.1% of the Company’s outstanding common stock as of June 30, 2003. On July 8, 2003, Amgen purchased an additional 3.0 million shares of the Company’s stock from ZKB Pharma Vision AG. This purchase increased Amgen’s ownership of the Company’s outstanding common stock to approximately 21.2%.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT NUMBER

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (3)

10.1	Collaboration Agreement between Tularik Inc. and Amgen Inc., dated May 21, 2003. (4)

31.1	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (5)

(1)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to our registration statement on Form S-1, as amended (File No. 333-89177), and incorporated herein by reference.
(4)	Request is being made for confidential treatment of certain portions of this exhibit.
(5)	These certifications accompany this quarterly report on Form 10-Q and shall not be deemed “filed” by Tularik for purposes of Section 18 of the Exchange Act. These certifications are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the three month period ended June 30, 2003:

(i)	On April 24, 2003, we filed a current report on Form 8-K relating to the release of first quarter financial results.

(ii)	On May 21, 2003, we filed a current report on Form 8-K relating to the press release announcing an oncology collaboration with Amgen Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TULARIK INC.

August 5, 2003	by: /s/ David V. Goeddel
David V. Goeddel
Chief Executive Officer

August 5, 2003	by: /s/ William J. Rieflin
William J. Rieflin
Executive Vice President, Administration and Acting Chief Financial Officer