Form 10-Q
period 2003-09-30
TULARIK INC
filed 2003-10-22
CIK 889057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-28397

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

As of September 30, 2003, 59,364,625 shares of the Registrant’s common stock were outstanding.

TULARIK INC.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

TULARIK INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

ASSETS	September 30, 2003	December 31, 2002 (1)
Current assets:
Cash and cash equivalents	$67,980	$95,670
Short-term investments	82,349	81,030
Prepaid expenses and other current assets	4,618	4,600

Total current assets	154,947	181,300
Property and equipment, net	27,340	31,188
Other investments	8,147	13,087
Restricted investments	2,270	4,272
Other assets	2,928	3,360
Goodwill	3,100	3,100

Total assets	$198,732	$236,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,335	$4,840
Accrued compensation and related liabilities	2,994	3,111
Accrued liabilities	9,737	5,789
Current portion of capital lease obligations	7,580	7,927
Deferred revenue	23,253	12,119

Total current liabilities	45,899	33,786
Long-term portion of capital lease obligations	10,584	14,179
Long-term portion of deferred revenue	14,514	10,300
Other non-current liabilities	6,596	3,060

Total liabilities	77,593	61,325

Minority interest in Cumbre Inc.	26,250	26,250
Stockholders’ equity:
Common stock	59	55
Additional paid-in capital	446,187	420,338
Notes receivable from stockholders	(24)	(28)
Deferred compensation, net	—	(41)
Accumulated other comprehensive income	1,334	1,457
Accumulated deficit	(352,667)	(273,049)

Total stockholders’ equity	94,889	148,732

Total liabilities and stockholders’ equity	$198,732	$236,307

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

TULARIK INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue:
Collaborative research and development	$8,595	$5,551	$18,889	$18,302
Technology license fee	—	—	1,600	—

	8,595	5,551	20,489	18,302

Operating expenses:
Research and development	31,607	26,344	91,593	80,168
General and administrative	2,465	2,898	8,560	8,900

	34,072	29,242	100,153	89,068

Loss from operations	(25,477)	(23,691)	(79,664)	(70,766)
Interest and other income	514	1,144	1,756	4,092
Interest expense	(430)	(391)	(1,225)	(1,185)
Loss on impairment of non-marketable securities	(485)	—	(485)	—

Net loss	$(25,878)	$(22,938)	$(79,618)	$(67,859)

Net loss per basic and diluted share	$(0.44)	$(0.45)	$(1.40)	$(1.35)

Weighted-average shares used in computing basic and diluted net loss per share	59,235,924	50,697,103	56,680,722	50,373,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TULARIK INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(79,618)	$(67,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,641	8,546
Loss on impairment of non-marketable securities	485	—
Amortization of deferred stock compensation	42	262
Amortization of loan discount	31	20
Non-cash stock compensation	774	1,024
Non-cash license fee revenue	(1,600)	—
Changes in assets and liabilities:
Other assets	622	1,055
Accounts payable and other liabilities	4,792	(1,360)
Deferred revenue	15,348	(202)

Net cash used in operating activities	(50,483)	(58,514)

Cash flows from investing activities:
Maturities of available-for-sale securities	395,002	399,793
Purchases of available-for-sale securities	(388,353)	(379,600)
Acquisition of property and equipment	(4,734)	(5,913)

Net cash provided by investing activities	1,915	14,280

Cash flows from financing activities:
Payments of long-term obligations	(7,593)	(5,447)
Proceeds from issuance of long-term obligations	3,629	3,632
Proceeds from notes receivable from stockholders	4	170
Proceeds from issuances of common stock, net	24,808	5,829

Net cash provided by financing activities	20,848	4,184

Effect of exchange rates on cash	30	13

Net change in cash and cash equivalents	(27,690)	(40,037)
Cash and cash equivalents at the beginning of the period	95,670	109,392

Cash and cash equivalents at the end of the period	$67,980	$69,355

Supplemental disclosure of non-cash financing activities:
Issuance of warrant in connection with lease amendment	$255	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TULARIK INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

The unaudited condensed consolidated financial statements of Tularik Inc. (“Tularik” or the “Company”) reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at September 30, 2003 and the Company’s consolidated results of operations for the three- and nine-month periods ended September 30, 2003 and 2002. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

It is the Company’s policy to not allocate losses to any of its subsidiaries’ minority interests to the extent that such losses reduce the minority interests below the third-party minority stockholders’ liquidation preferences. As a result of this policy, 100% of Cumbre’s net loss has been included in the Company’s determination of net loss for the three- and nine-month periods ended September 30, 2003 and 2002.

Recent Accounting Pronouncements

In November 2002, Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, ‘Revenue Arrangements with Multiple Deliverables.’ EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact upon the Company’s financial position, cash flows or results of operations.

In January 2003, the Financial Accounting Standards Board (‘FASB’) issued FASB Interpretation No. 46 (“FIN 46”), ‘Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.’ FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. During October 2003, the FASB issued FASB Staff Position 46-6 (“FSP 46-6”), ‘Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.’ FSP 46-6 is effective for financial statements issued after October 9, 2003, and provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities, to the first reporting period ending after December 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact upon its financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.’ SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period in which SFAS 150 is adopted. The adoption of SFAS 150 did not have a material impact upon the Company’s financial position, cash flows or results of operations.

Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Net loss	$(25,878)	$(22,938)	$(79,618)	$(67,859)

Denominator:
Weighted-average shares of common stock outstanding	59,247	50,760	56,700	50,468
Less: weighted-average shares subject to repurchase	(11)	(63)	(19)	(94)

Weighted-average shares used in computing basic and diluted net loss per share	59,236	50,697	56,681	50,374

Basic and diluted net loss per share	$(0.44)	$(0.45)	$(1.40)	$(1.35)

Outstanding options and warrants to purchase in the aggregate 9,292,637 shares of common stock at September 30, 2003 and 7,371,205 shares of common stock at September 30, 2002 were excluded from diluted earnings calculations for the three- and nine-month periods ended September 30, 2003 and 2002, respectively, because inclusion of options and warrants would have an anti-dilutive effect on losses in these periods. At September 30, 2003, there were 10,583 shares of common stock subject to repurchase.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses on Tularik’s investments and the effect of foreign currency exchange rate fluctuations are included in accumulated other comprehensive loss. Comprehensive loss and its components for the three- and nine-month periods ended September 30, 2003 and 2002 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss	$(25,878)	$(22,938)	$(79,618)	$(67,859)
Change in unrealized gain on equity investments	(25)	(455)	(85)	(1,368)
Change in cumulative translation adjustment	(75)	10	(38)	273

Comprehensive loss	$(25,978)	$(23,383)	$(79,741)	$(68,954)

Restricted Investments

As of September 30, 2003, the Company held $2.3 million of bank certificates of deposit to collateralize the rent deposit on the Company’s new facilities in South San Francisco, California. Accordingly, the Company has classified these investments as restricted investments in the accompanying balance sheets.

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

For employee stock options granted subsequent to the Company’s initial public offering, the value was estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted-average assumptions were used for 2003 and 2002, respectively: risk free interest rates of 3.1% and 3.8%; volatility factor of the expected market price of the Company’s common stock of 0.67 and 0.71; no dividend yield; and a weighted-average expected life of the options of 4.5 years. Pro forma information follows for the three- and nine-month periods ended September 30, 2003 and 2002 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(25,878)	$(22,938)	$(79,618)	$(67,859)
Add: Deferred compensation amortization included in reported net loss	1	68	42	262
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,435)	(3,778)	(17,609)	(11,647)

Pro forma net loss	$(31,312)	$(26,648)	$(97,185)	$(79,244)

Basic and diluted net loss per share:
As reported	$(0.44)	$(0.45)	$(1.40)	$(1.35)

Pro forma	$(0.53)	$(0.53)	$(1.71)	$(1.57)

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

In separate transactions, in May 2003 and July 2003, Amgen purchased an aggregate of 9.0 million shares of the Company’s outstanding common stock from ZKB Pharma Vision AG. In combination with the shares purchased from Tularik as part of the oncology collaboration, Amgen owned approximately 21.1% of the Company’s outstanding common stock as of September 30, 2003.

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

These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will” and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including those set forth in this Item 2 and those described in our Annual Report on Form 10-K for the year ended December 31, 2002, including under “Business—Risk Factors.” We undertake no obligation to release publicly any revisions to the forward-looking statements or to reflect events and circumstances after the date of this document.

Overview

Tularik seeks to discover and develop a broad range of novel and superior orally available medicines that act through the regulation of gene expression. Tularik’s scientific platform is focused on three therapeutic areas: cancer, immunology and metabolic disease. We currently have four drug candidates in clinical trials. T67 is in a pivotal clinical trial for the treatment of hepatocellular carcinoma (HCC). T607 is in phase 2 clinical trials for the treatment of HCC, ovarian cancer, gastric cancer and esophageal cancer. T487, for the treatment of inflammatory diseases, and T131, for the treatment of type 2 diabetes, have completed phase 1 clinical trials to evaluate safety and pharmacokinetic profile and we intend to commence phase 2 clinical trials later this year. We have established strategic partnerships with Amgen Inc., Japan Tobacco Inc., Medarex, Inc. and Sankyo Company, Limited.

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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2003, these investment securities were classified as available-for-sale and consequently were recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

•	the length of time and the extent to which the market value has been less than cost;

•	the financial condition and near-term prospects of the issuer; and

•	our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Business Combination and Purchase Price Allocation

In July 2001, we acquired the computer-aided molecular design business of Protherics PLC. The total purchase price was allocated to software, laboratory equipment, furniture, computers, goodwill and liabilities. The value of the software was estimated based on Protherics’ costs to design, code and test the software. The software is being amortized over its useful life, which is estimated to be three years from the date of the acquisition. The value of the tangible assets acquired and liabilities assumed was estimated to be the carrying value at the date of the business combination. Goodwill of $3.1 million was determined to be the excess of the purchase price over the assets acquired and liabilities assumed. We review the goodwill for impairment at least annually. The effect of a change in our estimates and assumptions could be an impairment loss of up to $3.1 million.

Results of Operations

For the quarter ended September 30, 2003, we incurred a net loss of $25.9 million, or $0.44 per share, compared to a net loss of $22.9 million, or $0.45 per share, for the same period in 2002. For the nine-month period ended September 30, 2003, we incurred a net loss of $79.6 million, or $1.40 per share, compared to a net loss of $67.9 million, or $1.35 per share, for the same period in 2002.

Collaborative research and development revenue was $8.6 million and $18.9 million for the three- and nine-month periods ended September 30, 2003, compared to $5.6 million and $18.3 million for comparable 2002 periods. Our collaboration with Amgen resulted in $3.5 million and $3.7 million of revenue for the three- and nine-month periods ended September 30, 2003. Revenue also increased by $1.8 million for the 2003 nine-month period as compared to the 2002 nine-month period due to our collaboration with Sankyo, which began in June 2002. These increases were partially offset by the expiration of our collaboration with the Roche Bioscience division of Syntex (U.S.A.) LLC in July 2002, which caused a decrease in revenue of $0.2 million and $4.1 million for the three- and nine-month periods ended September 30, 2003. Further, revenue related to our metabolic disease collaboration with Japan Tobacco Inc. declined by $0.3 million and $0.8 million for the same periods.

Revenue from technology licenses was $1.6 million for the nine-month period ended September 30, 2003. We did not have any revenue from technology licenses for the three-month period ended September 30, 2003 or the three- and nine-month periods ended September 30, 2002. The revenue for the nine-month period ended September 30, 2003 related to receipt of preferred stock of a private company in exchange for a license to certain technology and the assignment of certain patents. The value attributed to the preferred stock was our estimate of fair value as of the date of receipt. Our estimate was based on information available to us including the most recent purchase price for the preferred stock by unrelated third parties, market conditions and the private company’s business progress.

Research and development expenses for the three- and nine-month periods ended September 30, 2003 increased to $31.6 million and $91.6 million, from $26.3 million and $80.2 million for the comparable 2002 periods. The increase in expenses for the three-month period ended September 30, 2003 as compared to the same period in 2002 is primarily attributable to a $1.7 million increase in costs related to the progression of our clinical trial programs and a $2.6 million increase in research headcount and overhead. The increase in expenses for the 2003 nine-month period as compared to the 2002 period was primarily attributable to a $6.6 million increase in costs related to headcount and facilities, a $3.4 million increase in costs related to our clinical trial programs, a $0.7 million increase in research spending at our majority-owned subsidiary, Cumbre Inc., and a $0.7 million increase in insurance premiums.

General and administrative expenses decreased slightly for the three- and nine-month periods ended September 30, 2003 as compared to the comparable periods in 2002. Expenses for the three- and nine-month periods ended September 30, 2003 were $2.5 million and $8.6 million, compared to $2.9 million and $8.9 million for the 2002 periods. In the 2003 periods, the decrease was attributable to a reallocation of facilities space that reflected reduced utilization by the general and administrative functions.

Interest income was $0.5 million and $1.8 million for the three- and nine-month periods ended September 30, 2003 as compared to $1.1 million and $4.1 million for the comparable 2002 periods. The decrease in the 2003 periods as compared to the 2002 periods was due to lower cash and investment balances, as well as lower yields on our investment portfolio.

Loss on impairment of non-marketable securities was $0.5 million for the three- and nine-month periods ended September 30, 2003. The loss on impairment related to a decrease in the value of our preferred stock holdings in a private biotechnology company.

Liquidity and Capital Resources

Since inception, our primary sources of funds have been the sale of equity securities, capital lease financings, non-equity payments from collaborators and interest income. Combined unrestricted cash, cash equivalents and marketable securities (both current and non-current) totaled $155.3 million at September 30, 2003 (including $14.1 million attributable to Tularik’s majority-owned subsidiary, Cumbre Inc.), a decrease of $32.5 million from December 31, 2002. The decrease was due to the use of $50.2 million to fund operations, the repayment of long-term debt of $7.6 million and the acquisition of property and equipment for $5.0 million. These reductions were partially offset by $24.8 million in net proceeds from the sale of our common stock, the receipt of $1.6 million of preferred stock of a private company in exchange for a license to certain technology and the assignment of certain patents and $3.6 million in proceeds from the issuance of long-term obligations. As of September 30, 2003, the average maturity of available-for-sale securities was approximately 133 days.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We believe that our cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through the second quarter of 2005. This estimate excludes the cash and investment securities of Cumbre Inc., our majority-owned subsidiary, as well as the funding of Cumbre’s operating plan. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:

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

General Option Information

Summary of Option Activity

		Options Outstanding
(Shares in thousands)	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
December 31, 2001	509	5,929	$16.14
Grants	(2,372)	2,372	9.85
Exercises	—	(656)	13.25
Forfeitures (1)	436	(436)	21.67
Additional shares reserved	2,146	—

December 31, 2002	719	7,209	15.00
Grants	(4,588)	4,588	8.92
Exercises	—	(319)	2.97
Forfeitures (1)(2)	2,540	(2,540)	22.45
Additional shares reserved	1,923	—
September 30, 2003 (2)	594	8,938	$10.19

(1)	We currently grant shares only under our 1997 Plans. Forfeitures from options granted under the previous plan are not added to the shares reserved for issuance under the 1997 Plans.
(2)	See “Stock Options – Option Exchange Program” below.

In-the-Money and Out-of-the-Money Option Information

	As of September 30, 2003
	Exercisable		Unexercisable		Total
	Shares	Wtd.- Avg. Exercise Price	Shares	Wtd.- Avg. Exercise Price	Shares	Wtd.-Avg. Exercise Price
	(Shares in thousands)
In-the-Money	1,710	$3.90	2,196	$6.12	3,906	$5.15
Out-of-the-Money (1)	1,033	21.60	3,999	12.16	5,032	14.10

Total Options Outstanding	2,743		6,195		8,938

(1)	Out-of-the-money options are those options with an exercise price equal to or greater than $10.00, the fair market value of Tularik common stock at the close of regular trading on September 30, 2003.

Distribution and Dilutive Effect of Options

Employee and Executive Officer Option Grants

	YTD
	2003	2002	2001
Net grants during the year as % of outstanding shares	7.73%	4.32%	3.99%
Grants to Named Executive Officers* during the period as % of Outstanding shares	1.78%	1.02%	0.70%
Grants to Named Executive Officers* during the period as % of total options granted	23.00%	23.61%	17.58%

*	“Named Executive Officers” refers to our chief executive officer and our four other most highly compensated executive officers as defined under federal securities laws.

Option Exchange Program

On December 19, 2002, we announced that our Board of Directors approved a voluntary stock option exchange program for employees other than executive officers. Under the exchange program, employees were offered the opportunity to exchange approximately 2.4 million outstanding stock options with exercise prices equal to or greater than $14.00 per share for new stock options to be granted at an exercise price determined on the date the new stock options were granted. Participating employees received new stock options in exchange for outstanding stock options at an exchange ratio of 1 for 1. In accordance with the exchange program, on January 17, 2003, we cancelled approximately 2.1 million of our outstanding stock options. We granted new options to purchase approximately 2.1 million shares of our common stock on July 18, 2003, the first business day that was six months and one day after the cancellation of the exchanged options. The exercise price per share of the new options is $10.40, the fair market value of our common stock at the close of regular trading on July 17, 2003. The new stock options represent approximately 3.4% of the total shares of our common stock outstanding as of September 30, 2003, and could have a dilutive impact on our future earnings per share to the extent that the market price of our common stock exceeds the exercise price of the new stock options granted on July 18, 2003.

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

We have generated operating losses since we began operations in November 1991. Net losses were $79.6 million in the first nine months of 2003, $67.9 million in the first nine months of 2002 and $35.3 million in the first nine months of 2001. Net losses were $93.8 million in 2002, $48.6 million in 2001 and $43.3 million in 2000. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. To date, we have no products that have generated any revenue. As of September 30, 2003, we had an accumulated deficit of approximately $352.7 million. Even if we succeed in developing a commercial product, we expect to incur losses for at least the next several years, and we expect that our losses will increase as we expand our research and development activities. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. If the time required to generate product revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. We do not anticipate that we will generate product revenues until at least 2006, and we do not anticipate that we will achieve profitability for at least several years after generating material product revenues. If we fail to obtain the necessary capital, we will not be able to fund our operations.

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

Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned clinical trials will begin on time, will need to be revamped or will be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites or delays occurring at a prospective clinical site such as delays in obtaining institutional review board approval to conduct a study at a prospective clinical site. In addition, we may experience delays in recruiting subjects to participate in a study.

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

Before commencing clinical trials in humans in the United States, we must submit and receive from the FDA approval of an investigational new drug application, or IND application. Clinical trials are subject to oversight by institutional review boards and the FDA and:

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

We had approximately 410 employees as of September 30, 2003, including employees of our majority-owned subsidiary, Cumbre Inc. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians and scientists. Following the departure of our then chief financial officer, Corinne H. Lyle, in February 2003 to pursue other opportunities, we have been engaged in a search to recruit a new chief financial officer. We may not be able to fill that position in the near future. Competition for skilled personnel is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled chemists and clinical development personnel. Currently, we do not have employment contracts with any of our management, scientific or development personnel. In addition, we do not carry any “key person” insurance. We are highly dependent on certain of our management, scientific and development personnel. In particular, the loss of the services of David V. Goeddel, our chief executive officer, could impede significantly the achievement of our research and development objectives, our relationships with existing and potential collaborators and the development of our product candidates. We also rely on the expertise and services of certain leading clinicians and scientists to act as consultants, clinical study investigators and/or advisory board members. If we fail to obtain, and in some cases maintain, productive and collaborative relationships with certain clinicians and scientists, our product development programs and our research and development efforts may be delayed. We do not know if we will be able to attract, retain or motivate personnel or cultivate or maintain key relationships.

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

We rely, to a significant extent, on our corporate collaborators to provide funding in support of our research and to jointly conduct some research and pre-clinical testing functions. Currently we are dependent on active collaborations with Amgen, Sankyo and the pharmaceutical division of Japan Tobacco. The collaboration agreement with Amgen may be terminated by either party upon a material breach by the other party. The collaboration agreement with Sankyo provides that Sankyo may terminate the agreement on November 10, 2003 or December 10, 2003 for any reason, or at the end of each ensuing year if intellectual property considerations prevent the collaboration from working with the targets being pursued in the collaboration. Either party may terminate the agreement at any time upon a material breach by the other party. The collaboration agreement with Japan Tobacco may be terminated by either party upon a material breach by the other party. In addition, the research collaboration may be terminated by Japan Tobacco at the end of the fourth year of the five-year research collaboration (June 1, 2004) on 75 days’ prior written notice. In each of the Sankyo and Japan Tobacco collaborations each party may elect to terminate its co-development obligations with respect to, and profit-sharing interest in, a given collaboration product, with immediate effect upon written notice to the other party. In the Amgen collaboration, Amgen may elect to terminate development of a given collaboration product with immediate effect upon written notice to Tularik.

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

The continuation of any of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations. All of our corporate collaborations have terms of five or fewer years, which is less than the period required for the discovery, clinical development and commercialization of most drugs. Each of our corporate collaboration agreements provides that, upon expiration of a specified period after commencement of the agreement, the corporate collaborator has the right to terminate the agreement on short notice, and each corporate collaboration agreement provides that these terminations do not require cause. Our collaboration with Merck & Co., Inc. was terminated by Merck in March 1999, our collaboration with Sumitomo Pharmaceuticals Co., Ltd. expired in January 2000, our collaboration with Taisho Pharmaceutical Co., Ltd. was terminated by Taisho in March 2000, our collaboration with Knoll AG was terminated in October 2001, our collaboration with the pharmaceutical division of Japan Tobacco on obesity expired in September 2001, our collaboration with the pharmaceutical division of Japan Tobacco on lipid disorders was terminated in April 2002, the research portion of our collaboration with the Roche Bioscience division of Syntex (U.S.A.) LLC relating to inflammation expired in July 2002 and the research portion of our collaboration with Eli Lilly and Company relating to the treatment of blood clots expired in December 2001. Our existing corporate collaboration agreements also may terminate before the full term of the collaborations. Moreover, we may not be able to renew our current collaborations on acceptable terms, if at all. If funding from one or more of our corporate collaborations was reduced or terminated, we would be required to devote additional internal resources to product development or scale back or terminate some development programs or seek alternative corporate collaborators.

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

The exploitation of retained commercialization rights requires sufficient: capital; technological, product development, manufacturing and regulatory expertise and resources; and marketing and sales personnel. We may not be able to develop or obtain these resources in sufficient quantity, or of sufficient quality, to enable us to achieve our objectives. To the extent that we are required to rely on third parties for these resources, failure to establish and maintain our relationships will affect our ability to realize value from our retained commercialization rights. If we seek to commercialize products for which we have retained rights through joint ventures or collaborations, we may be required to relinquish material rights on terms that may not be favorable to us. We do not know whether we will be able to enter into any agreements on acceptable terms, if at all, or whether we will be able to realize any value from our retained commercialization rights.

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

Our competitors include fully integrated pharmaceutical companies and biotechnology companies with large drug and target discovery efforts as well as universities and public and private research institutions. We estimate that we have at least 20 competitors in the cancer area, including Bristol-Myers Squibb. Competition for T67 and T607 could include approved tubulin binding drugs, such as Taxol®, Taxotere®, navelbine, vincristine and vinblastine, and Thymitaq®, a systemic chemotherapy that is in phase 3 testing for HCC. We estimate that we have at least 20 competitors in the immune disorders area, including Novartis. There are several drugs approved for the treatment of rheumatoid arthritis and/or psoriasis, such as Enbrel®, Remicade® and Raptiva®, and many therapies in development, such as P38 map kinase inhibitors, that could compete with T487. We estimate that we have at least 15 competitors in the metabolic diseases area, including Glaxo SmithKline and Merck. There are a number of drugs in development that target PPARgamma (peroxisome proliferator-activated receptor gamma), as does our drug candidate T131, and there are two compounds targeting PPARgamma already on the market (Actos® and Avandia®). In addition, companies pursuing different but related fields, such as gene therapy, represent substantial competition.

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

As of September 30, 2003, we held more than 100 U.S. patents and had approximately 100 patent applications pending before the United States Patent and Trademark Office. For some of our discoveries, corresponding non-U.S. patent protection has been received or is pending. Aspects of all of our product candidates that are in clinical trials are covered by issued patents and/or pending applications in the U.S. and in foreign countries that we consider to be important commercial opportunities. Based on the subject matter claimed therein, our patents can be categorized as compound-related, including patents covering product candidates; research-related, including patents covering gene sequences and assay methodologies; or diagnostic-related, including patents covering methods of diagnosing disease states and methods of selecting appropriate treatment regimens for disease states. Of the more than 100 U.S. patents that we hold, approximately 28 patents are compound-related, having expiration dates between 2016 and 2021, more than 68 patents are research-related, having expiration dates between 2012 and 2020, and approximately four patents are diagnostic-related, having expiration dates in 2019. Subject to possible patent-term extension, the entitlement for which and the term of which we cannot predict, patent protection in the U.S. covering the compounds for our T67 and T607 product candidates will expire in 2016 and 2019, respectively. In addition, for T131 and T487, our other product candidates that are in clinical trials, patent applications are pending, but no patents have yet issued. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.

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

For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. Our estimates are based on present facts and a variety of assumptions. Many of the underlying assumptions are outside of our control. If such milestones are not achieved when we expect them to be, investors could be disappointed and our stock price could decrease.

We rely on third parties to conduct clinical trials for our drug candidates and those third parties may not perform satisfactorily.

We do not have the ability to independently conduct clinical trials for drug candidates, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to perform this function. We expect that our phase 2/3 trial for the treatment of HCC with T67 will involve as many as 75 clinical sites and other logistical complexities. We are relying on contract research organizations to manage this trial. If third parties in this trial or others do not perform satisfactorily or meet expected deadlines, our clinical trials may be extended or delayed. We may not be able to locate any necessary replacements or enter into favorable agreements with them, if at all. In some cases, we may not be able to obtain regulatory approvals for our drug candidates and therefore may not be able to successfully commercialize our drug candidates for targeted diseases.

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

Genentech, Inc. is a potential competitor of ours and may be one of our investors. David V. Goeddel, our chief executive officer and a member of our Board of Directors, is a consultant to Genentech. A. Grant Heidrich, III, chairman of our Board of Directors, also serves on the board of directors of Millennium Pharmaceuticals, Inc. Millennium has publicly disclosed that it is pursuing programs that are competitive, and may have scientific overlap, with our programs. Edward W. Holmes, M.D., a member of our Board of Directors, also serves on the scientific advisory board of Glaxo SmithKline, which is pursuing programs that compete with our programs. Additionally, members of our Board of Directors and management serve on the boards of directors of privately held companies that may have programs that are competitive with, and may have scientific overlap with, our programs. As a result of these potential conflicts of interests, these advisors or directors may act in a manner that advances their best interests and not necessarily our best interests or those of our stockholders.

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

Conflicts may arise between us and our majority-owned subsidiary, Cumbre.

We have a subsidiary, Cumbre Inc., in which minority equity interests are held by third parties. In addition, we may establish additional subsidiaries in the future in which the subsidiary sells minority equity interests to third parties. Conflicts may arise between us and Cumbre, including with respect to: the allocation of business opportunities; the sharing of rights, technologies and other resources; and the fiduciary duties owed by officers and directors who provide services to both us and Cumbre.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.

Additional financing will be required in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. Together with our majority-owned subsidiary, Cumbre Inc., we have spent $569.4 million since our inception. We expect our operating and capital spending to increase in the future as we expand operations to support the development of new and existing drug candidates. The extent of any actual increases in operating or capital spending will depend on the clinical success of our drug candidates.

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

As of September 30, 2003, our directors, executive officers and holders of 5% or more of our outstanding common stock and their affiliates beneficially owned approximately 40.1% of our common stock. Accordingly, they collectively have the ability to significantly influence the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

As of September 30, 2003, Amgen Inc. owned 12,500,000 shares of our common stock, which represented approximately 21.1% of our outstanding common stock. Any decision by any large stockholder, including Amgen, to sell substantial amounts of our stock could depress our stock price.

Our stock price may be volatile, and your investment in our stock could decline in value.

The market prices for securities of biotechnology companies, including our stock, have been highly volatile and may continue to be highly volatile in the future. During the first nine months of 2003, our common stock traded between $3.61 and $12.24. During 2002, our common stock traded between $5.83 and $25.36. The following factors, in addition to other risk factors described in this filing, may have a significant impact on the market price of our common stock:

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

The financial results of Cumbre Inc., our majority-owned subsidiary, are consolidated with our own. In the first nine months of 2003 and 2002, Cumbre generated net losses of approximately $5.5 million and $4.7 million, which represented approximately 7% of our consolidated net losses in both periods. In 2002 and 2001, Cumbre generated net losses of approximately $6.5 million and $1.7 million, which represented approximately 7% and 3% of our consolidated net losses, respectively. While two of our executive officers are on the board of directors of Cumbre and another member of Cumbre’s board of directors is on our Board of Directors, the operating goals of Cumbre are different from our goals. Cumbre is focused on building an infrastructure to support drug discovery, while we are using our existing drug discovery infrastructure to advance drug candidates through the development process. Cumbre’s capital expenditures and operating expenses are expected to grow at a faster rate than ours, which may have a significant impact on our future consolidated operating results. Cumbre’s expected faster growth relates to the costs required to build the infrastructure to support Cumbre’s drug discovery efforts. As of September 30, 2003, we owned approximately 52% of the outstanding shares of Cumbre’s capital stock and approximately 48% of Cumbre’s capital stock on a fully diluted, as converted basis (which assumes the exercise of warrants to purchase 76,000 shares of Cumbre’s capital stock, the exercise of options to purchase 1,746,717 shares of Cumbre’s common stock and the conversion of all of Cumbre’s preferred stock outstanding at September 30, 2003). Cumbre may issue additional options subsequent to September 30, 2003. These options may dilute our ownership interest in Cumbre.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in our research and development activities. We maintain an investment portfolio of investment grade liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from September 30, 2003 levels, the fair value of our portfolio would decline by approximately $0.4 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Foreign Currency Exchange Risk

Because we translate foreign currencies into United States dollars for reporting purposes, exchange rates can have an impact on our financial condition, although this impact is generally immaterial. We believe that our exposure to currency exchange risk is low because our German and British subsidiaries satisfy their financial obligations almost exclusively in their local currencies. As of September 30, 2003, we did not engage in foreign currency hedging activities.

Investment Risk

We are exposed to investment risks related to the changes in the fair value of our investments. We have investments in several private companies. These investments are included in “Other investments” in the accompanying consolidated financial statements.

We have invested $2.0 million in several private companies through the purchase of preferred stock. We also received $1.6 million in preferred stock of a private company in exchange for a license to certain technology and the assignment of certain patents. These investments are being carried at cost less amounts charged for impairment in the case of the purchased securities and at fair value on the date of receipt for the preferred stock received for the technology license and patent assignment. One of the private companies in which we have a preferred stock investment completed a round of financing in August 2003 at a price which was lower than our basis in the preferred stock securities. As the newly issued securities had similar rights and preferences to the securities we own, we recorded a $0.5 million impairment loss to adjust the carrying amount of our investment to the price in the new round of financing. We do not believe our preferred stock investments were impaired as of September 30, 2003.

Should the companies in which we have invested experience a deterioration of operating results or financial position, additional impairment charges may be necessary.

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

(b) Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Part II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT NUMBER

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (3)

31.1	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (4)

(1)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to our registration statement on Form S-1, as amended (File No. 333-89177), and incorporated herein by reference.
(4)	These certifications accompany this quarterly report on Form 10-Q and shall not be deemed “filed” by Tularik for purposes of Section 18 of the Exchange Act. These certifications are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the three-month period ended September 30, 2003:

(i)	On July 16, 2003, we filed a current report on Form 8-K relating to the release of second quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TULARIK INC.

October 22, 2003	by:	/s/ David V. Goeddel

David V. Goeddel Chief Executive Officer

October 22, 2003	by:	/s/ William J. Rieflin

William J. Rieflin Executive Vice President, Administration and Acting Chief Financial Officer