Form 10-K
period 2003-12-31
TULARIK INC
filed 2004-03-05
CIK 889057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NO. 000-28397

TULARIK INC.

(Exact Name of Registrant as In Its Charter)

Delaware	94-3148800
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1120 Veterans Boulevard

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $491,728,179*.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the common stock listed on the Nasdaq National Market on February 27, 2004 was $913,919,039**.

The total number of shares outstanding of the Registrant’s common stock was 67,008,103 as of February 27, 2004.

*	Based on a closing price of $9.90 per share on June 30, 2003. Excludes 17,338,590 shares of the Registrant’s common stock held by current executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at February 27, 2004. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

**	Based on a closing price of $18.40 per share. Excludes 17,338,590 shares of the Registrant’s common stock held by current executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at February 27, 2004. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, to be filed with the Commission pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Stockholders, are incorporated herein by reference into Part II and Part III of this annual report on Form 10-K.

Certain exhibits filed with the Registrant’s prior registration statements, periodic reports and current reports under the Securities Exchange Act of 1934 are incorporated herein by reference into Part IV of this annual report on Form 10-K.

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

These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will” and other similar words and expressions. Discussions containing these forward-looking statements may be found throughout this annual report on Form 10-K, including in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. The risks discussed in “Risk Factors,” among other things, should be considered in evaluating our prospects and future financial performance. We undertake no obligation to publicly release any revisions to these forward-looking statements or to reflect events or circumstances after the date of this document.

Item 1.    Business

Overview

Tularik Inc. seeks to discover and develop a broad range of novel and superior orally available medicines that act through the regulation of gene expression. Building on our scientific strengths, we intend to become a world-class pharmaceutical company. Our broad scientific platform addresses many human diseases that represent attractive potential commercial markets. We have diversified our drug discovery and development efforts not only across a large number of diseases, but also across multiple targets and drug candidates for these diseases. We currently focus on three therapeutic areas: cancer, immunology and metabolic disease. We were incorporated in California in 1991 and reincorporated in Delaware in 1997. Net losses were $105.1 million in 2003, $93.8 million in 2002 and $48.6 million in 2001.

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

Integrated Drug Discovery and Development Platform.    We have developed a drug discovery and development infrastructure that we believe positions us to become a leading pharmaceutical company. Our drug discovery and development expertise includes molecular biology, high-throughput and virtual screening, biochemistry, structural biology, chemistry, pharmacology, pre-clinical and clinical testing, biometrics and regulatory affairs. Our management team has extensive drug discovery and development experience with large pharmaceutical companies. To complement our internal capabilities, we collaborate with world-renowned scientists and clinicians and with leading pharmaceutical companies. We believe that our integration of biology, chemistry, pharmacology and clinical development enhances our ability to find novel gene regulating drugs and that our drug discovery and development efforts are highly efficient and productive. To date, we have:

•	identified numerous novel proteins or targets that regulate the expression of disease-causing genes;

•	established more than 165 automated drug testing systems, known as high-throughput screening assays, that mimic the diseases addressed by our programs;

•	conducted more than 82 million drug screens using our library of more than 1,000,000 distinct, small molecule compounds or natural product extracts;

•	identified drug candidates in all three of our therapeutic areas that are undergoing pre-clinical testing consisting of animal studies designed to determine the feasibility of human testing in clinical trials; and

•	identified six drug candidates that are currently undergoing clinical testing in humans: we have initiated human testing designed to determine superiority over existing therapies, known as pivotal trials, of one anti-cancer drug candidate; we have initiated human testing designed to determine efficacy, known as Phase 2 clinical trials, in multiple indications for another anti-cancer drug candidate, a drug candidate for the treatment of immune disorders and a drug candidate for the treatment of type 2 diabetes; a partner, Eli Lilly and Company, has initiated Phase 2 clinical trials of a drug candidate for heart diseases; and we have initiated human testing designed to determine safety, known as Phase 1 clinical trials, of a drug candidate for the treatment of obesity.

Pre-clinical Milestones.    We expect to file investigational new drug, or IND, applications with the United States Food and Drug Administration, or FDA, on two of our lead compounds per year over the next several years, including 2004. We have more than 25 drug leads in three different therapeutic areas, with advanced lead compounds in each of our three therapeutic areas. Each of these advanced lead compounds has shown activity in animal models of the relevant disease and represents a new approach to treatment.

Attractive Commercial Opportunities.    Our three therapeutic areas offer potential opportunities to develop drugs for many therapeutic indications. The significant unmet medical and quality-of-life needs for these diseases represent attractive potential commercial markets. We intend to commercialize drugs independently and through collaborations with pharmaceutical partners and, to date, we have retained significant rights to independently market products resulting from most of our programs. The breadth of our current activities and the potential for the application of our platform to additional diseases reduce the risks associated with drug discovery, development and commercialization.

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

Develop orally available small molecule drugs.    Our drug discovery and development efforts generally focus on orally available small molecule drugs. Small molecules are ideally suited for penetrating cells to reach the gene regulatory mechanisms that are within the cell to stimulate or inhibit the function of targets. The major commercial advantage of small molecule therapeutics is the potential for oral administration. In addition, these drugs can be manufactured by conventional methods, resulting in lower manufacturing costs and higher margins than for other types of drugs, such as protein therapeutics.

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

Retain most attractive commercial rights.    We intend to build a world-class pharmaceutical company with the objective of bringing to market novel and superior medicines. We expect to maximize the value of our drug candidate pipeline by retaining certain commercial rights, especially in geographies where we can develop and market drugs independently. We have retained worldwide rights to five compounds from our programs that are currently in the clinic. In North America, we intend to develop a focused sales force to market products to specialty physicians. We intend to seek corporate collaborations or joint ventures to develop drugs to be prescribed by general practice physicians or a large number of specialists. In addition, we intend to continue to selectively collaborate with pharmaceutical and biotechnology companies to accelerate product commercialization in Asia and possibly Europe. Currently, pursuant to collaboration agreements, three corporate partners fund portions of our research directed to metabolic disease, oncology targets and a class of targets (GPCRs) that has produced a number of successful drugs.

Product Development

Our drug discovery and development system is broadly applicable to a wide range of diseases. We have applied this system to diseases that represent attractive potential markets with significant patient populations that are underserved by current therapeutic products. Our pipeline includes two anti-cancer drug candidates, one drug candidate for the treatment of immune disorders, one anti-diabetic drug candidate and one anti-obesity drug candidate in clinical testing, pre-clinical drug candidates in all three of our therapeutic areas and more than 25 drug leads. In addition, Eli Lilly and Company has in clinical testing a drug candidate that we discovered. The following table summarizes key information about our programs:

Program	Pre-clinical/Clinical Status	Key Achievements
Cancer
T67	Phase 2/3	Discovered at Tularik, T67 is an anti-cancer drug candidate that binds irreversibly to the same protein targeted by the cancer drugs Taxol® and vincristine. We initiated a Phase 2/3 clinical trial of T67 for the treatment of hepatocellular carcinoma (HCC), or liver cancer, in 2003.

T607	Phase 2	Discovered at Tularik, T607 is an analog of T67 that may have advantages over T67 because it has a reduced ability to enter the brain. We commenced a Phase 2 clinical trial program of T607 in 2002. T607 is being evaluated in patients with gastric cancer and esophageal cancer.

Program	Pre-clinical/Clinical Status	Key Achievements
Metabolic Diseases
Diabetes: T131	Phase 2	T131 is an orally active small molecule drug candidate that binds to the same protein targeted by the insulin sensitizing drugs Actos® and Avandia®. We commenced a Phase 2 clinical trial of T131 in patients with type 2 diabetes in 2003.

Obesity: T71	Phase 1	T71 is an orally active small molecule drug candidate that has shown activity in animal models predictive of anti-obesity efficacy. We commenced a Phase 1 clinical trial of T71 in overweight and obese volunteers in February 2004.

Lipid disorders	IND candidate	We have identified a series of lead compounds that improve cholesterol profile in animals and discovered regulatory pathways involved in cholesterol metabolism.
Immunology
Immune disorders: T487	Phase 2	Discovered by Tularik in collaboration with ChemoCentryx, Inc., T487 is an orally active small molecule drug candidate that targets a protein involved in the inflammatory response. We commenced a Phase 2 clinical trial program of T487 in patients with moderate to severe psoriasis in 2003. We intend to commence a Phase 2 clinical trial program of T487 in patients with moderate to severe rheumatoid arthritis in the first quarter of 2004.

Inflammation	IND candidate	We have discovered a series of compounds that inhibit expression of inflammatory response genes in animals. In addition, we have elucidated key gene regulation pathways and discovered numerous proteins involved in inflammatory gene regulation.
Partnered
Heart Diseases	Phase 2	Eli Lilly and Company initiated a Phase 2 clinical trial with an orally available Factor Xa inhibitor for the prevention and treatment of heart diseases in 2003. Factor Xa is a coagulation factor that is essential for the formation of thrombin, a protein that produces fibrin, leading to coagulation and blood clots.

None of our programs are expected to generate commercially available drugs until at least 2006.

Clinical Programs

We currently have five drug candidates in clinical development: two in our cancer program, one in our immunology program and two in our metabolic disease program. The anti-cancer drug candidates are T67 and T607, the immune disorders drug candidate is T487 and the metabolic disease candidates are T131 and T71. In addition, an oral Factor Xa inhibitor, being developed by our corporate partner Eli Lilly and Company, is currently in Phase 2 clinical trials for the prevention and treatment of heart diseases. The compound was a product of our multi-year collaboration with Eli Lilly and Company that was established to design and optimize inhibitors of Factor Xa using Tularik’s computer-aided molecular design (CAMD) technology, as well as to investigate other potential anti-thrombotic targets.

Cancer

T67.    T67 is our most advanced oncology drug candidate. T67 binds irreversibly to tubulin, the building block of microtubules, which are essential to cell division. T67 disrupts microtubule function, causing cancer cells to die and potentially resulting in tumor shrinkage. This concept has been proven clinically by other anti-cancer agents, such as Taxol and vincristine, which also bind to tubulin. However, unlike these agents, T67 targets tubulin through a unique mechanism involving irreversible binding.

We initiated a Phase 2/3 clinical trial in patients with HCC, or liver cancer, in 2003. The primary endpoint of this pivotal study is patient survival. According to the World Health Organization, liver cancer is the third leading cause of cancer death worldwide. Approximately one million new cases of liver cancer are reported annually, according to a presentation at a recent National Institutes of Health conference. Currently, there is no effective therapy for liver cancer, making it an attractive commercial opportunity. In 2003, the FDA approved T67 for the FDA’s fast track program.

T607.    T607 is an analog of T67 and similarly targets tubulin through a unique mechanism involving irreversible binding. Animal studies indicate that T607 is distinct from T67 because T607 has a reduced ability to enter the brain, which may make it suitable for the treatment of different tumor types than T67. We are conducting Phase 2 clinical trials in gastric cancer and esophageal cancer.

Metabolic Diseases

Diabetes:  T131.    Type 2 diabetes is a chronic, progressively debilitating disease and, according to the American Diabetes Association, represents 90% of the total population of people with diabetes. Its prevalence is increasing as a function of the aging population and the increase in obesity. Type 2 diabetes usually develops after the age of 40 and is characterized by the body’s inability to respond to insulin. Recently, a new class of drugs has been introduced that permits type 2 diabetics to make better use of the insulin produced by their bodies or taken by injection. Drugs in this class, including Actos and Avandia, have proven to be effective for the treatment of type 2 diabetes but have also been associated with undesirable side effects, such as weight gain, fluid retention and anemia. T131 is an orally active small molecule drug candidate that binds to the same protein targeted by the insulin sensitizing drugs Actos and Avandia. We believe that T131 may not have the undesirable side effects associated with currently available drugs, which limit the number of eligible patients and increase the costs associated with monitoring for adverse effects after initiation of treatment. We are conducting Phase 2 clinical trials of T131 in patients with type 2 diabetes.

Obesity:  T71.    Body weight is determined and regulated by a variety of genetic and environmental factors. Weight change is influenced by eating behavior and by energy utilization as determined by exercise and metabolic rate. According to the National Institutes of Health, obesity increases the risk of serious human diseases, including type 2 diabetes, coronary artery disease and hypertension. There is a large, unmet need for a treatment for obesity. T71 is an orally active small molecule drug candidate that binds to a central nervous system target. In animal models, T71 decreased appetite and increased metabolic rate. We are conducting Phase 1 clinical trials of T71 in overweight and obese volunteers.

Immunology

Immune Disorders: T487.    While our immune response plays a beneficial role in protecting us from bacterial and viral infections, inappropriate immune responses can cause diseases or lead to conditions such as allergy, asthma, type 1 diabetes and multiple sclerosis, as well as rheumatoid arthritis, inflammatory bowel disease and psoriasis. We seek to develop orally administered drugs that work in a new way to selectively inhibit cells that mediate undesirable immune responses. We have focused on inhibiting certain receptors that regulate trafficking and migration of the cells of the immune system. T487 is an orally active small molecule drug candidate that targets a protein involved in the inflammatory response. T487 was discovered by Tularik in collaboration with ChemoCentryx, Inc. We are conducting Phase 2 clinical trials of T487 in patients with moderate to severe psoriasis. We plan to commence a Phase 2 clinical trial of T487 in patients with moderate to severe rheumatoid arthritis in the first quarter of 2004.

Pre-clinical Programs

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

Our scientists have extended the understanding of the mechanisms responsible for the body’s metabolism of triglycerides, or fat, and cholesterol. These scientists have studied an important receptor involved in the process of regulating HDL cholesterol blood levels. We have identified compounds that elevate HDL cholesterol levels in animal models.

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

Obesity.    We have a robust program that currently is focused upon multiple pathways involved in obesity. One of the pathways we are evaluating involves a family of proteins thought to play a role in regulating satiety. Another pathway we are evaluating involves a protein that may play a role in the metabolism of fat. For each of these pathways, our scientists have discovered a series of compounds that block the activity of a promising target within this family of proteins. Compounds from both of these series have been shown to reduce body weight gain in animal models of obesity.

Diabetes.    Our program targeting type 2 diabetes is pursuing pathways involved in the proper production and utilization of insulin. One of the pathways we are researching is involved in the body’s ability to enhance the release of insulin. Another pathway involves a protein that may play a role in treating insulin resistance. For each of these pathways, our scientists have discovered a series of compounds that improve the control of blood sugar in animal models of type 2 diabetes.

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

Oncogene Discovery Program

Our Oncogene Discovery Program focuses on the identification of novel cancer genes. To date, Tularik scientists have discovered more than 30 amplified oncogenes using Representational Difference Analysis (RDA) or related microarray technology. These approaches work by sampling DNA from healthy and diseased cells from the same person and rapidly comparing the two samples to identify over-replicated genes potentially involved in cancer. Unlike other genetic approaches, our strategy does not require either prior hereditary clues or an extensive sample collection from high-risk families that have a history of disease. Prior to the time we obtained a license to this technology, RDA was utilized to isolate two tumor suppressor genes, BRCA2 and PTEN. We envision that these proprietary approaches will allow us to identify virtually all remaining amplified oncogenes in the next few years.

Most of the oncogenes identified thus far encode targets suitable for small molecule intervention and/or cell-surface targets suitable for antibody development. We intend to devote our internal drug discovery efforts to small molecule therapeutics. We entered into a collaboration with Amgen Inc. in May 2003 to collaborate on the discovery, development and commercialization of therapeutics aimed at oncology targets. Under the collaboration, Amgen will select oncology targets identified by Tularik, and the companies will jointly embark on multiple drug discovery and development programs over a five-year period. We also have a collaboration with Medarex, Inc. to develop human antibodies against three of our cancer gene targets. We will share clinical development costs and commercialization rights equally with Medarex. See “Corporate Collaborations—Ongoing Collaborations” below.

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

In our target discovery efforts, we also search publicly available genome databases, including data derived from the Human Genome Project. In the cancer area, we seek to discover novel cancer genes using RDA or related microarray technology. Some of these cancer genes may be targets for small molecule intervention.

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

Primary Assays

We use primary assays specific to each target or program to rapidly search our compound screening library for chemical structures that hold promise for further study, or hits. We design and implement two main types of primary assays, as described below. We performed high-throughput screening with approximately 47 assays in 2003.

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

High-throughput Screening

We have developed innovative hardware and software systems to automate the entire drug screening process, from the preparation of solutions of the test substances for screening to the analysis of the data generated from the assays. In our automated screening facilities, we can annually generate more than 20 million sample evaluations in our assays. In 2003, we performed more than 17 million of these sample evaluations. Our automated systems can be configured to run a wide variety of assay formats. Our data management system stores the data for hundreds of thousands of samples, each tested in dozens of assays. This relationally integrated system manages sample inventories through a bar code system, configures plates for a wide variety of experiments and coordinates the screening of large numbers of plates across multiple assays. The data management system electronically recalls and presents data in formats that allow rapid recognition of active compounds or extracts. This gives each of our scientists the ability to analyze the results for a given assay within the context of the entire drug discovery database, including the results of all past screening assays.

Virtual screening is the process by which computers calculate the theoretical binding affinity between a very large number of possible chemical structures and the active site of cellular receptors or enzymes for which the molecular structure has been solved. We added virtual screening to our capabilities in 2001 with the acquisition of the CAMD unit of Protherics PLC, now known as Tularik Ltd. Through this transaction, we acquired proprietary computational chemistry software and a team of experienced software designers, as well as computational chemists and medicinal chemists. The key aspect of the CAMD technology is a set of proprietary computational software tools that facilitate the identification of novel compounds. The use of virtual screening to complement our high-throughput screening capabilities may accelerate the discovery of high-quality leads against our validated targets.

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

Research and Development Expenses

Our research and development expenses were $123.7 million in 2003, $108.8 million in 2002 and $91.2 million in 2001.

Corporate Collaborations

To assist in product commercialization and fund research and development activities, we have established and will continue to pursue collaborations with selected pharmaceutical and biotechnology companies. We currently have three research stage collaborations that provide research funding: one with Amgen Inc. relating to oncology targets, one with the pharmaceutical division of Japan Tobacco Inc. relating to metabolic diseases and one with Sankyo Co., Ltd. to jointly discover and develop human therapeutics that act on a class of targets known as orphan G-protein coupled receptors (GPCRs). In addition, we have a collaboration with Medarex, Inc. to develop human antibodies against three of our cancer gene targets. We received $22.4 million, $21.4 million and $18.4 million in research payments for 2003, 2002 and 2001, respectively, from these corporate collaborations as well as other terminated collaborations.

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

Research Area	Ongoing Corporate Collaborator	Economic Rights Holder
		North America	Europe	Asia
Cancer
T67	—	Tularik	Tularik	Tularik
T607	—	Tularik	Tularik	Tularik
Cancer gene discovery:
Certain oncology targets	Amgen	Amgen	Amgen	Amgen
		(Royalties to Tularik)	(Royalties to Tularik)	(Royalties to Tularik)
3 antibody targets	Medarex	Profit split	Profit split	Profit split

Immunology
Immune disorders	—	Tularik (Royalties to ChemoCentryx)	Tularik (Royalties to ChemoCentryx)	Tularik (Royalties to ChemoCentryx)
Inflammation		Tularik	Tularik	Tularik

Metabolic Disease
Lipid disorders	—	Tularik	Tularik	Tularik
Diabetes	—	Tularik	Tularik	Tularik
Obesity	—	Tularik	Tularik	Tularik
Metabolic diseases:
Certain targets	The pharmaceutical division of Japan Tobacco	Profit split	Profit split	Profit split

Class of targets known as GPCRs:
Certain targets	Sankyo	Profit split	Profit split	Sankyo

Heart Diseases	—	Lilly	Lilly	Lilly

Ongoing Collaborations

Amgen Inc. (Oncology)

In May 2003, we entered into an agreement with Amgen to collaborate on the discovery, development and commercialization of therapeutics aimed at oncology targets. Under the collaboration, Amgen will select oncology targets identified by Tularik, and the companies will jointly embark on multiple drug discovery and development programs over a five-year period. Amgen has exclusive worldwide commercialization rights to Amgen products resulting from the collaboration, with Tularik retaining an option to certain co-promotion rights in the United States on a product-by-product basis.

The terms of the collaboration include milestones payable to Tularik of up to $21.0 million per target, $50.0 million in committed research funding over a five-year period and royalties on net commercial sales of Amgen products resulting from the collaboration. Either party may terminate the agreement upon a material breach by the other party that has not been cured. Through December 31, 2003, Amgen has made payments of $10.4 million to us for research funding and milestones. In June 2003, Amgen purchased $35.0 million worth of newly issued Tularik common stock at $10 per share. Over the next three years, subject to certain closing conditions, Amgen is obligated to purchase an additional $40.0 million in newly issued Tularik common stock at then market prices.

The pharmaceutical division of Japan Tobacco (Metabolic Diseases)

In June 2000, we entered into a collaborative agreement with the pharmaceutical division of Japan Tobacco for the discovery, development and commercialization of products against certain targets for the treatment of metabolic diseases. We are responsible for basic research and high-throughput screening, while Japan Tobacco shares responsibility for medicinal chemistry and pre-clinical development. For purposes of the collaboration, we formed a wholly owned subsidiary, Tularik Pharmaceutical Company, which is focused on discovering small molecule, orally available drug candidates useful to treat or prevent metabolic diseases. The subsidiary is located in South San Francisco, California.

In connection with the collaboration, Japan Tobacco has made payments of $62.0 million to us, as of December 31, 2003. Expenses incurred in conjunction with the development and commercialization of any compound identified by the subsidiary will be shared equally by Tularik and Japan Tobacco. We and Japan Tobacco will also share equally all profit and/or revenues from the commercialization of any compound identified by the subsidiary during the collaboration. We retain exclusive marketing and sales rights in the United States and Canada. Japan Tobacco retains exclusive marketing and sales rights in Japan and Korea. Japan Tobacco and Tularik jointly determine marketing strategy in other countries. The marketing and sales rights shall continue until the later of the expiration of all patent rights covering the product or the date at which the product no longer generates sales revenue.

We have been notified that Japan Tobacco will terminate the research support for this collaboration on May 31, 2004. The parties are negotiating revised terms for a research collaboration of reduced scope that includes several of the targets being pursued by the existing collaboration. Our ability to successfully complete this negotiation is uncertain. The development portion of the collaboration will continue irrespective of the results of this negotiation. Each party may elect to terminate its co-development obligations with respect to, and profit sharing interest in, a given collaboration product upon prior written notice to the other party. In such case, the other party may continue to develop and commercialize such product at its expense, subject to an obligation to pay a royalty on sales of such product to the party that terminated its co-development and co-promotion of such product. Either party may terminate the agreement at any time upon a material breach by the other party of its obligations under the agreement. Japan Tobacco and we have agreed not to conduct research on targets that are the subject of the collaboration, or develop compounds against these targets, independently or with any commercial third party, prior to the termination of the collaboration. Following termination of the collaboration, Japan Tobacco and we will jointly own rights in intellectual property relating to compounds created during the collaboration. The parties have agreed to maintain the confidentiality of information produced during the collaboration.

Sankyo (Certain GPCR Targets)

In June 2002, we entered into a collaboration with Sankyo to jointly discover and develop human therapeutics that act on a class of targets known as orphan G-protein coupled receptors (GPCRs). Both Sankyo and we are responsible for high-throughput screening, medicinal chemistry and development of resulting compounds. Under the agreement, Tularik received a $2.0 million cash payment in recognition of its contribution of five GPCR targets to the collaboration. Sankyo selected one of these five targets for further research at the end of the first year of the collaboration. Sankyo will support Tularik’s research and pre-clinical development activities relating to compounds with activity against this target for up to four years. In addition, Sankyo exercised its right to expand the collaboration by supporting research for one year on up to four other targets. Sankyo may terminate the agreement at the end of each year if intellectual property considerations prevent the collaboration with respect to the target selected for development. Either party may terminate the agreement at any time upon a material breach by the other party. Sankyo and we have agreed not to conduct research on targets that are the subject of the collaboration, or develop compounds against these targets, independently or with any commercial third party, prior to the termination of the collaboration. Sankyo has agreed not to conduct research on targets that were formerly the subject of the collaboration for a period that ranges from two to seven years following the termination of the collaboration. Following termination of the collaboration, Sankyo and we will jointly own rights in intellectual property created during the collaboration. The parties have agreed to maintain the confidentiality of information produced during the collaboration.

The parties will share equally all clinical development costs and profits in the United States and Europe on compounds resulting from the collaboration. We are entitled to milestone payments that could total $12.5 million per compound and royalty payments as these compounds progress through clinical trials to registration outside of the United States and Europe. The obligation to pay royalties will expire upon the later of expiration of intellectual property rights covering the product or ten years following the first commercial sale of the product in each country. Sankyo has made a total of $8.7 million in research payments through December 31, 2003.

Medarex (Antibodies against Three Cancer Genes)

As part of the cancer gene discovery program, in January 2002, we announced a collaboration with Medarex to develop human antibodies against three of our cancer targets. Medarex is responsible for performing and funding all research and pre-clinical development activities prior to Phase 1 clinical trials, while both Medarex and we will share equally clinical development costs and commercialization rights on a worldwide basis. However, either party may elect to terminate its participation in the co-promotion of products upon prior written notice to the other party, in which case the other party may exclusively commercialize a product subject to the payment of milestones that could total $8.5 million for the first product against a given target, $7.5 million for the second product against that same target and $6.5 million for each additional product against that same target and royalty payments to the party that elects not to participate in co-promotion. We have not received any milestone or royalty payments to date. The obligation to pay milestones and royalty payments will expire upon the later of expiration of intellectual property rights covering the product or ten years following the first commercial sale of the product in each country. Either party may terminate the agreement at any time upon a material breach by the other party or in connection with the other party’s bankruptcy. During the collaboration, Medarex and we have agreed not to develop human antibodies against the targets that are the subject of the collaboration, independently or with any commercial third party. Following termination of the collaboration, Medarex and we will jointly own rights in intellectual property created during the collaboration. The parties have agreed to maintain the confidentiality of information produced during the collaboration.

Under the terms of a related stock purchase agreement, Medarex purchased 100,036 shares of our common stock in January 2002 at $49.98 per share for an aggregate purchase price of $5.0 million.

Other Agreements

Cold Spring Harbor Laboratory (Representational Difference Analysis)

Amplicon Corporation had been the exclusive licensee of the rights of Cold Spring Harbor Laboratory in RDA, and we acquired these rights held by Amplicon when we acquired Amplicon in 1997. In connection with our acquisition of Amplicon, we established a research collaboration with Cold Spring Harbor Laboratory. As part of this collaboration, Dr. Michael Wigler of Cold Spring Harbor Laboratory supervises research using RDA to search for tumor suppressor genes and DNA sequences that are amplified in cancer. In addition, we may elect to obtain licenses under inventions made under the research collaboration. We intend to utilize the results of this research collaboration and new discoveries from Dr. Wigler’s laboratory to develop proprietary technologies for drug discovery. Either party may terminate the research collaboration for breach. We may terminate the agreement, and our exclusive license to Representational Difference Analysis, at any time following notice. Cold Spring Harbor Laboratory may not terminate the agreement, other than for breach. We are obligated to make annual payments to Cold Spring Harbor Laboratory during the term of the research collaboration. We have paid $5.1 million to date under this collaboration.

Eli Lilly and Company (Heart Diseases)

As part of our acquisition of the CAMD unit of Protherics PLC, we acquired rights under a research collaboration with Lilly relating to the treatment of blood clots. We were primarily responsible for computer-aided molecular design of compounds, and Lilly was primarily responsible for development of these compounds. The research portion of the Lilly collaboration concluded in December 2001. However, Lilly is advancing a compound with activity against a target associated with the treatment of blood clots through its clinical development process. Lilly may cease development of this compound at any time. In addition to $5.0 million in success milestone payments received through December 31, 2003 related to this compound, we are entitled to milestone payments as Lilly continues to advance this compound through the clinical development process. These payments could total $25.0 million in the aggregate. We are entitled to additional payments for other compounds against this target should any compounds progress through clinical trials to registration. Royalties are payable from Lilly on sales of products emerging from the collaboration. The obligation to pay milestones and royalty payments will expire upon the later of expiration of intellectual property rights covering the product or ten years following the first commercial sale of the product in each country. Tularik Ltd., our United Kingdom subsidiary, has agreed not to conduct research on compounds to treat blood clots, independently or with any commercial third party, prior to the termination of the collaboration. Following termination of the collaboration, Lilly is permitted to use technology created during the collaboration. The parties have agreed to maintain the confidentiality of information produced during the collaboration. Lilly paid a total of $2.2 million in research payments to Protherics PLC and us during the collaboration.

Patents and Other Proprietary Rights

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents, trademarks and copyrights or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are essential elements of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek patent protection in the United States and in certain foreign countries for the genes we discover, as well as therapeutic products and processes, drug screening methodologies, transgenic animals, diagnostics and other inventions based on these genes. We may also seek patent protection for technologies we use to discover and characterize genes or that we use to develop our drug candidates. Our commercial success will depend in part on obtaining this patent protection. As of February 1, 2004, we held more than 105 U.S. patents and had approximately 100 patent applications pending before the United States Patent and Trademark Office. For some of our discoveries, corresponding non-U.S. patent protection has been received or is pending. Aspects of all of our product candidates that are in clinical trials are covered by issued patents and/or pending applications in the U.S. and in foreign countries that we consider to be important commercial opportunities. Based on the subject matter claimed therein, our patents can be categorized as compound-related, including patents covering product candidates, research-related, including patents covering gene sequences and assay methodologies, or diagnostic-related, including patents covering methods of diagnosing disease states and methods of selecting appropriate treatment regimens for disease states. Of the more than 105 U.S. patents that we hold, approximately 31 patents are compound-related, having expiration dates between 2016 and 2021, more than 70 patents are research-related, having expiration dates between 2012 and 2020, and approximately four patents are diagnostic-related, having expiration dates in 2019. Subject to possible patent-term extension, the entitlement for which and the term of which we cannot predict, patent protection in the U.S. covering the compounds for our T67 and T607 product candidates will expire in 2016 and 2019, respectively. In addition, for T131, T487 and T71, our other product candidates that are in clinical trials, patent applications are pending, but no patents have yet issued. Until such time as we generate product revenues, we will not rely on any one patent, or any series of related patents, for protection of a material portion of our business. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.

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

Government Regulation

The manufacturing and marketing of our potential products and our ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any drug developed by us must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA under the United States Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. None of our drug candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes pre-clinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive pre-clinical and clinical data and supporting information to the FDA for each indication to establish a drug candidate’s safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations in humans, we must submit to, and receive approval from, the FDA of an IND application. We expect to rely on some of our collaborative partners to file IND applications and generally direct the regulatory approval process for some of our products. The steps required before a drug may be marketed in the U.S. include:

•	preclinical laboratory tests, animal studies and formulation studies;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

•	submission to the FDA of a new drug application, or NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices; and

•	FDA review and approval of the NDA.

Pre-clinical tests include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to commence.

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

The FDA’s fast track program is intended to facilitate the development and expedite the review of drug candidates intended for the treatment of serious or life-threatening diseases and that demonstrate the potential to address unmet medical needs for these conditions. Under this program, the FDA can, for example, review portions of an NDA for a fast track product before the entire application is complete, thus potentially beginning the review process at an earlier time. Our lead program, T67 for the treatment of HCC, has received fast track designation, and we may seek to have other current or future drug candidates designated as fast track products, with the goal of reducing the development and review time.

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

Employees

As of December 31, 2003, we had 406 full-time employees, including 36 full-time employees at Cumbre Inc., our majority-owned subsidiary. Of our total workforce, 364 were engaged in research and development activities, and 42 were engaged in general and administration functions. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good. Our future success is substantially dependent on the performance of our senior management and key scientific personnel and our continuing ability to attract and retain highly qualified scientific and managerial personnel.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors as of December 31, 2003:

Name	Age	Position
David V. Goeddel, Ph.D.	52	Chief Executive Officer and Director
Jack M. Anthony	58	Senior Vice President, Business and Commercial Development
A. Grant Heidrich, III	51	Chairman of the Board of Directors
Edward W. Holmes, M.D.	63	Director
Michael D. Levy, M.D.	42	Vice President, Development and Chief Medical Officer
Edward R. McCracken	60	Director
Steven L. McKnight, Ph.D.	54	Director
Andrew J. Perlman, M.D., Ph.D.	56	Executive Vice President
William J. Rieflin	43	Executive Vice President, Administration, General Counsel, Secretary and Acting Chief Financial Officer
Terry J. Rosen, Ph.D.	44	Executive Vice President, Operations
Craig A. P. D. Saxton, M.D.	61	Director

David V. Goeddel, Ph.D. co-founded Tularik in November 1991 and has served as a member of the Board of Directors since Tularik’s inception and as Chief Executive Officer since April 1996. From March 1996 to December 1997, Dr. Goeddel served as President of Tularik, and from January 1993 to March 1996, Dr. Goeddel served as our Vice President, Research. Dr. Goeddel was the first scientist hired by Genentech, Inc., a biotechnology company, and from 1978 to 1993 served in various positions, including Genentech Fellow, Staff Scientist and Director of Molecular Biology. Dr. Goeddel’s pioneering work in the field of gene cloning and expression of human proteins has been the basis for five significant marketed therapeutics developed by Genentech, including human insulin, human growth hormone, interferon-alpha, interferon-gamma and tissue plasminogen activator. Based on his contributions in gene cloning and expression of human proteins, Dr. Goeddel was elected to the National Academy of Sciences and the American Academy of Arts and Sciences. Dr. Goeddel holds a Ph.D. in Biochemistry from the University of Colorado.

Jack M. Anthony has served as our Senior Vice President, Business and Commercial Development since November 2002. Prior to joining Tularik, Mr. Anthony served as Vice President of Global Business Development at FibroGen, Inc., a biopharmaceutical company, from August 1998 until November 2002. Prior to joining FibroGen, Mr. Anthony served as the Executive Vice President of Marketing and Business Development at Cell Therapeutics, Inc, a biotechnology company, from April 1996 until August 1998. Previously, he held senior management positions at Nektar Therapeutics (f/k/a Inhale Therapeutic Systems, Inc.), Applied Immune Sciences, Inc. and Baxter Healthcare Corporation.

A. Grant Heidrich, III has served as a member of the Board of Directors since November 1991 and as Chairman since February 2000. Mr. Heidrich joined Mayfield, a venture capital fund, in 1982 and is currently a partner emeritus of Mayfield. Mr. Heidrich is a member of the Board of Directors of Millennium Pharmaceuticals, Inc. Mr. Heidrich holds an M.B.A. from Columbia University Graduate School of Business.

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

Edward R. McCracken has served as a member of the Board of Directors since August 1993. From 1984 to 1998, Mr. McCracken served as Chief Executive Officer of Silicon Graphics, Inc., a computer products and services company. Prior to joining Silicon Graphics, Mr. McCracken spent 16 years with Hewlett-Packard Company, a computer company, where he worked in a variety of senior management positions. Mr. McCracken serves on the board of National Semiconductor Corporation. Mr. McCracken holds an M.B.A. from Stanford University.

Steven L. McKnight, Ph.D. co-founded Tularik in November 1991 and has served as a member of the Board of Directors since the Company’s inception. From September 1992 to September 1995, Dr. McKnight served as Director, Biology of the Company. Dr. McKnight has been a part-time employee of, or a consultant to, the Company since January 1996. He is currently Professor and Chairman of the Department of Biochemistry at the University of Texas Southwestern Medical Center, where he has served since 1995. Previously, Dr. McKnight was an investigator at the Howard Hughes Medical Institute at the Carnegie Institution of Washington. Dr. McKnight is recognized as one of the world leaders in gene regulation based in part on his discovery of leucine zipper proteins. Dr. McKnight is a member of the National Academy of Sciences and the American Association of Arts and Sciences. Dr. McKnight serves on the Board of Directors of Cumbre. Dr. McKnight holds a Ph.D. in Biology from the University of Virginia.

Andrew J. Perlman, M.D., Ph.D. has served as our Executive Vice President since October 2002. Between February 2002 and October 2002, Dr. Perlman was Chief Executive Officer of Affymax, Inc. Previously, Dr.

Perlman served as our Executive Vice President between September 1999 and February 2002. From November 1997 to September 1999, Dr. Perlman served as our Vice President, Medical Research and Corporate Development. From January 1993 to November 1997, Dr. Perlman served as our Vice President of Medical Research. Prior to joining Tularik, Dr. Perlman held senior clinical research positions at Genentech. Previously, Dr. Perlman served as a faculty member in the Department of Medicine at Stanford University. Dr. Perlman serves on the Board of Directors of Cumbre. Dr. Perlman holds an M.D. and a Ph.D. in Physiology from New York University.

William J. Rieflin has served as our Executive Vice President, Administration, General Counsel and Secretary since January 2001 and was appointed Acting Chief Financial Officer in February 2003. Prior to January 2001, he served as our Vice President, General Counsel and Secretary since August 1996. From May 1992 to July 1996, Mr. Rieflin worked at AMSCO International, Inc., a medical device company, serving in various positions, including Vice President-Human Resources, General Counsel and Secretary. Previously, Mr. Rieflin was an associate at the law firm of Sidley & Austin. Mr. Rieflin serves on the Board of Directors of Cumbre. Mr. Rieflin holds a J.D. from Stanford Law School and an M.B.A. from the University of Chicago Graduate School of Business.

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

Available Information

We maintain a website at www.tularik.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

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

We have generated operating losses since we began operations in November 1991. Net losses were $105.1 million in 2003, $93.8 million in 2002 and $48.6 million in 2001. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. To date, we have no products that have generated any revenue. As of December 31, 2003, we had an accumulated deficit of approximately $378.2 million. Even if we succeed in developing a commercial product, we expect to incur losses for at least the next several years, and we expect that our losses will increase as we expand our research and development activities. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. If the time required to generate product revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. We do not anticipate that we will generate product revenues until at least 2006, and we do not anticipate that we will achieve profitability for at least several years after generating significant product revenues. If we fail to obtain the necessary capital, we will not be able to fund our operations.

Because our product candidates are in an early stage of development, there is a high risk of failure.

We have no products that have received regulatory approval for commercial sale. All of our product candidates, except T67, are in early stages of development, and we face the risks of failure inherent in developing drugs based on new technologies. Except for T67, none of our product candidates has advanced beyond Phase 2 clinical trials. In addition, none of our prospective products, including T67, are expected to receive regulatory approval and be commercially available until at least 2006.

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

At any time, we may decide not to continue the development of a product candidate or not to commercialize a product candidate. For example, two of our drug candidates, T67 and T607, operate in a similar manner. Based on results at any stage of clinical trials, we may decide to discontinue development of one or both of these compounds. Additionally, even if clinical results are favorable for both compounds, we may decide to commercialize only one of these compounds. We have decided not to pursue T607 against HCC and ovarian cancer at this time.

The progress and results of our animal and human testing are uncertain.

Pre-clinical testing and clinical development are long, expensive and uncertain processes. It may take us several years to complete our testing of a product candidate, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, a single partial response or even a small number of partial responses in cancer patients is not necessarily indicative of success in demonstrating efficacy in Phase 2 and Phase 3 clinical testing. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials after encouraging results in earlier trials.

Commercialization of our product candidates depends upon successful completion of clinical trials. We must provide the FDA and foreign regulatory authorities with pre-clinical and clinical data that demonstrates the safety and efficacy of our products before they can be approved for commercial sale.

Any clinical trial may fail to produce results satisfactory to the FDA. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. For example, during 2002, we terminated Phase 2 clinical trials of our anti-cytomegalovirus drug candidate, T611, and our anti-cancer drug candidate, T64. Additionally, we have decided not to pursue T607 against HCC and ovarian cancer at this time, even though in clinical trials we saw partial responses in patients with both of these tumor types.

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

For additional information concerning the testing of our prospective products, see “Business—Government Regulation.”

Delays in clinical testing could result in increased costs to us.

Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned clinical trials will begin on time, will need to be revamped or will be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable terms with prospective clinical sites and delays occurring at a prospective clinical site such as holdups in obtaining institutional review board approval to conduct a study. In addition, we may experience delays in recruiting subjects to participate in a study or decide that we need additional or longer trials to demonstrate effectiveness or to determine the appropriate product dose. We may also experience difficulties obtaining sufficient quantities of a particular drug candidate for use in a clinical trial in a timely fashion or manufacturing-related safety and stability issues with our clinical trial supplies.

Further, we typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to oversee the operations of such trials and to perform data collection and analysis. As a result, we may face additional delaying factors outside our control if these parties do not perform their obligations in a timely, complete or accurate manner.

While we have not yet experienced delays that have materially impacted our clinical trials or product development costs, delays of this sort could occur for the reasons identified above or for other reasons. If we have delays in testing or approvals, our product development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed.

Since there is a narrow therapeutic window between efficacy and toxicity in certain anti-cancer drugs, clinical trials may be terminated at an early stage, and the development of the product candidate may be discontinued.

Two of our five current clinical candidates, T67 and T607, are cytotoxic agents directed to the treatment of cancer. Anti-cancer drugs of this type generally have a narrow therapeutic window between efficacy and toxicity. Because cancer patients are often critically ill and anti-cancer drugs can be extremely toxic to humans, drug-related deaths and very serious side effects may occur in clinical trials. If unacceptable toxicity is observed in clinical trials, the trials may be terminated at an early stage so that we can conduct further preclinical research or the development of the product candidate may be completely discontinued, despite favorable pre-clinical or early clinical results.

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

Before commencing clinical trials in humans in the United States, we must submit an investigational new drug application, or IND application, to the FDA. Clinical trials are subject to oversight by institutional review boards and the FDA and:

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

While we have stated that we intend to file two INDs per year over the next several years, this is only a statement of intent, and we may not be able to do so because we may not be able to identify suitable product candidates. In addition, the FDA may not permit us to proceed with clinical trials under any IND in a timely manner, or at all.

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

We had approximately 406 employees as of December 31, 2003, including employees of our majority-owned subsidiary, Cumbre Inc. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians and scientists. Following the departure of our then chief financial officer, Corinne H. Lyle, in February 2003 to pursue other opportunities, we have been engaged in a search to recruit a new chief financial officer. We may not be able to fill that position in the near future. Competition for skilled personnel is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled chemists and clinical development personnel. Currently, we do not have employment contracts with any of our management, scientific or development personnel. In addition, we do not carry any “key person” insurance. We are highly dependent on certain of our management, scientific and development personnel. In particular, the loss of the services of David V. Goeddel, our chief executive officer, could impede significantly the achievement of our research and development objectives, our relationships with existing and potential collaborators and the development of our product candidates. We also rely on the expertise and services of certain leading clinicians and scientists to act as consultants, clinical study investigators and/or advisory board members. If we fail to obtain, and in some cases maintain, productive and collaborative relationships with certain clinicians and scientists, our product development programs and our research and development efforts may be delayed. We do not know if we will be able to attract, retain or motivate personnel or cultivate or maintain key relationships.

The drug discovery methods we employ are relatively new and may not lead to the development of drugs.

The drug discovery methods we employ based upon the regulation of gene expression are relatively new. We do not know if these methods will lead to the discovery of commercially viable drugs. Our two cancer product candidates undergoing clinical testing do not act by the regulation of gene expression. There is limited scientific understanding generally relating to the regulation of gene expression and the role of genes in complex diseases, and relatively few products based on gene discoveries have been developed and commercialized by drug manufacturers. Even if we are successful in identifying the pathways that cells use to control the expression of genes associated with specific diseases, these discoveries may not lead to the development of drugs. Furthermore, our drug discovery efforts are focused on a number of target genes whose functions have not yet been fully identified. As a result, the safety and efficacy of drugs that alter the expression of these genes have not yet been established. Therefore, drugs we identify that alter the expression of our target genes may prove to be unsafe or ineffectual and, as a result, our research and development activities may not result in any commercially viable products.

Currently, all of our corporate collaborations have terms of five years or less and include provisions that allow the other party to terminate on short notice in certain circumstances. If we cannot maintain our key current corporate collaborations and enter into new corporate collaborations, our product development could be delayed.

We rely, to a significant extent, on our corporate collaborators to provide funding in support of our research and to jointly conduct some research and pre-clinical testing functions. Currently we are dependent on active collaborations with Amgen, Sankyo and the pharmaceutical division of Japan Tobacco. The collaboration agreement with Amgen may be terminated by either party upon a material breach by the other party which has not been cured. The collaboration agreement with Sankyo provides that Sankyo may terminate the agreement at the end of each year if intellectual property considerations prevent the collaboration from working with the targets being pursued in the collaboration. Either party may terminate the agreement at any time upon a material breach by the other party. The research support for the collaboration with Japan Tobacco was terminated effective on May 31, 2004, the end of the fourth year of the five-year research collaboration. The parties are negotiating revised terms for a research collaboration of reduced scope that includes several of the targets being pursued by the existing collaboration. Our ability to successfully complete this negotiation is uncertain. The development portion of the collaboration may be terminated by either party upon a material breach by the other party. In each of the Sankyo and Japan Tobacco collaborations each party may elect to terminate its co-development obligations with respect to, and profit-sharing interest in, a given collaboration product, with immediate effect upon written notice to the other party. In the Amgen collaboration, Amgen may elect to terminate development of a given collaboration product with immediate effect upon written notice to Tularik.

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

The continuation of any of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations. All of our corporate collaborations have terms of five or fewer years, which is less than the period required for the discovery, clinical development and commercialization of most drugs. Certain of our corporate collaboration agreements provide that, upon expiration of a specified period after commencement of the agreement, the corporate collaborator has the right to terminate the agreement on short notice, and may permit termination without cause. Our collaboration with Merck & Co., Inc. was terminated by Merck in March 1999, our collaboration with Sumitomo Pharmaceuticals Co., Ltd. expired in January 2000, our collaboration with Taisho Pharmaceutical Co., Ltd. was terminated by Taisho in March 2000, our collaboration with Knoll AG was terminated in October 2001, our collaboration with the pharmaceutical division of Japan Tobacco on obesity expired in September 2001, our collaboration with the pharmaceutical division of Japan Tobacco on lipid disorders was terminated in April 2002, our collaboration with the Roche Bioscience division of Syntex (U.S.A.) LLC relating to inflammation expired in July 2003 and the research portion of our collaboration with Eli Lilly and Company relating to the treatment of blood clots expired in

December 2001. Our existing corporate collaboration agreements also may terminate before the full term of the collaborations. Moreover, we may not be able to renew our current collaborations on acceptable terms, if at all. If funding from one or more of our corporate collaborations was reduced or terminated, we would be required to devote additional internal resources to product development or scale back or terminate some development programs or seek alternative corporate collaborators.

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

If we do not effectively exploit the commercialization rights we have retained, we may not achieve profitability. In most of our corporate collaborations to date, we have retained various commercialization rights for the development and marketing of pharmaceutical products, including rights in specified geographical regions. For a description of programs for which we have retained commercialization rights, see “Business—Corporate Collaborations”. We may take advantage of these currently retained rights directly or may exploit retained rights through collaborations with others. The value of these rights, if any, will be largely derived from our ability, directly or with collaborators, to develop and commercialize drugs, whose success is also uncertain.

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

Our competitors include fully integrated pharmaceutical companies and biotechnology companies with large drug and target discovery efforts as well as universities and public and private research institutions. We estimate that we have at least 20 competitors in the cancer area, including Bristol-Myers Squibb. Competition for T67 and T607 could include approved tubulin binding drugs, such as Taxol, Taxotere®, navelbine, vincristine and vinblastine, and Thymitaq®, a systemic chemotherapy, and ADI-PEG 20, an argininedeiminase conjugated to polyethylene glycol, that are in Phase 3 testing for HCC, and a raf kinase inhibitor in Phase 2 testing. We estimate that we have at least 20 competitors in the immune disorders area, including Novartis. There are several drugs approved for the treatment of rheumatoid arthritis and/or psoriasis, such as Enbrel®, Remicade® and Raptiva®, and many therapies in development, such as P38 map kinase inhibitors, that could compete with T487. We estimate that we have at least 15 competitors in the metabolic diseases area, including GlaxoSmithKline. There are a number of drugs in development that target PPARgamma (peroxisome proliferator-activated receptor gamma), as does our drug candidate T131, and there are two compounds targeting PPARgamma already on the market (Actos and Avandia). Competition for T71 includes approved compounds Xenical® and Meridia® and a number of drugs in development, such as rimonabant, axokine and a neuropeptide Y 5 antagonist, all of which are in Phase 3 trials for the treatment of obesity. In addition, companies pursuing different but related fields, such as gene therapy, represent substantial competition.

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

As of February 1, 2004, we held more than 105 U.S. patents and had approximately 100 patent applications pending before the United States Patent and Trademark Office. For some of our discoveries, corresponding non- U.S. patent protection has been received or is pending. Aspects of all of our product candidates that are in clinical trials are covered by issued patents and/or pending applications in the U.S. and in foreign countries that we consider to be important commercial opportunities. Based on the subject matter claimed therein, our patents can be categorized as compound-related, including patents covering product candidates, research-related, including patents covering gene sequences and assay methodologies, or diagnostic-related, including patents covering methods of diagnosing disease states and methods of selecting appropriate treatment regimens for disease states. Of the more than 105 U.S. patents that we hold, approximately 31 patents are compound-related, having expiration dates between 2016 and 2021, more than 70 patents are research-related, having expiration dates between 2012 and 2020, and approximately four patents are diagnostic-related, having expiration dates in 2019. Subject to possible patent term extension, the entitlement for which and the term of which we cannot predict, patent protection in the U.S. covering the compounds for our T67 and T607 product candidates will expire in 2016 and 2019, respectively. In addition, for T131, T487 and T71, our other product candidates that are in clinical trials, patent applications are pending, but no patents have yet issued. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.

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

Our research and development collaborators may have rights to publish data and other information in which we have rights. In addition, we sometimes engage individuals or entities to conduct research that may be relevant to our business. The ability of these individuals or entities to publish or otherwise publicly disclose data and other information generated during the course of their research is subject to certain contractual limitations. The nature of the limitations depends on various factors, including the type of research being conducted, the ownership of the data and information and the nature of the individual or entity. In most cases, these individuals or entities are, at the least, precluded from publicly disclosing our confidential information and are only allowed to disclose other data or information generated during the course of the research after we have been afforded an opportunity to consider whether patent and/or other proprietary protection should be sought. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our technology and other confidential information, then our ability to receive patent protection or protect our proprietary information will be imperiled. See “Business—Patents and Other Proprietary Rights.”

Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our products.

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering genes, gene products, therapeutic products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. When third-party patent applications or patents have priority over our patent applications or patents, we may not be able to obtain patent protection or we may lose patent protection that we have already received. Our inability to obtain patent protection or to maintain patent protection that we have received may result in us having to obtain a license to continue to use certain technologies or to continue to manufacture or market the affected products and processes. We are aware of third-party patents in the biopharmaceutical area with broad claims that, if valid, could affect a wide variety of pharmaceuticals, including T67, T607, T131, T487, T71 and other product candidates that we are pursuing. In addition, patent holders sometimes send communications to a number of companies in related fields suggesting possible infringement, and we, like other biotechnology companies, have received this type of communication, including with respect to some of the third-party patents mentioned above. With respect to the claims raised by such third-party communications regarding our product candidates, we either: believe that our activities do not infringe the patents at issue; believe that such third-party patents are invalid; or, because such third-party patents are the subject of current litigation proceedings with other parties, do not know if such third-party patents are valid. However, it is possible that a judge or jury will disagree with our conclusions regarding non-infringement or invalidity, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. Invalidity, in particular, is difficult to establish, in part because in the United States, issued patents enjoy a presumption of validity that can be rebutted only by clear and convincing evidence of invalidity. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. It is not known whether any license required under any of these patents would be made available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell our products. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

Furthermore, our commercial success will depend, in part, on our ability to continue to conduct research to identify additional product candidates in current indications of interest or opportunities in other indications. Some of these activities may involve the use of genes, gene products, screening technologies and other research tools that are covered by third-party patents. A court decision has indicated that the exemption from patent infringement afforded by 35 U.S.C. 271(e)(1) does not encompass all research and development activities associated with product development. In some instances, we may be required to obtain licenses to such third-party patents to conduct our research and development activities, including activities that may have already occurred. It is not known whether any license required under any of these patents would be made available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to maintain a pipeline of potential product candidates and to bring new products to market. If we are required to defend against patent suits brought by third parties relating to third-party patents that may be relevant to our research activities, or if we initiate such suits, we could incur substantial costs in litigation. Moreover, an adverse result from any legal action in which we are involved could subject us to damages and/or prevent us from conducting some of our research and development activities. Even if we believe that our activities do not infringe any third-party patents or that such third-party patents are invalid, it is possible that a judge or jury would disagree with our conclusions regarding non-infringement or invalidity, and that we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate such suits.

Even if regulatory authorities approve our products or product candidates for the treatment of the diseases we are targeting, the market may not accept our products or our products may not be commercially successful, and we may be unable to achieve profitability.

Even if our product development efforts are successful and the requisite regulatory approvals are obtained, we may not be able to commercialize our product candidates. Our profitability will depend on the market’s acceptance and the commercial success of our product candidates.

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

We do not have the ability to independently conduct clinical trials for drug candidates, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to perform this function. We expect that our Phase 2/3 trial for the treatment of HCC with T67 will involve as many as 100 clinical sites and other logistical complexities. We are relying on contract research organizations to manage this trial. If third parties in this trial or others do not perform satisfactorily or meet expected deadlines, our clinical trials may be extended or delayed. We may not be able to locate any necessary replacements or enter into favorable agreements with them, if at all. In some cases, we may not be able to obtain regulatory approvals for our drug candidates and therefore may not be able to successfully commercialize our drug candidates for targeted diseases.

If we are unable to contract with third parties to manufacture our products in sufficient quantities and at an acceptable cost, we may be unable to meet demand for our products and lose potential revenues.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates in compliance with regulatory requirements. We depend on our collaborators or third parties for the manufacture of compounds for pre-clinical, clinical and commercial purposes in their manufacturing facilities that comply with the FDA’s current good manufacturing practices, or cGMP, regulations. Our products may be in competition with other products for access to these facilities. Consequently, our products may be subject to manufacturing delays if collaborators or outside contractors give other products greater priority than our products. Problems with any of our contractors’ manufacturing processes could result in a failure to produce adequate supplies or acceptable products, which could cause delays in research and clinical testing, recall of products previously shipped or inability to supply products at all. In addition, changes to manufacturing processes, standards or cGMP regulations could cause delays. For these and other reasons, our collaborators or third parties may not be able to manufacture our products in a cost-effective or timely manner. If not performed in a timely manner, the clinical trial development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products on a timely basis could be impaired or precluded. We may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, if at all. Our current dependence upon others for the manufacture of our products may adversely affect our future profit margin and our ability to commercialize products on a timely and competitive basis. We do not intend to develop or acquire facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future.

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

Some of our advisors and directors have affiliations that may present conflicts of interest that may be adverse to your best interests.

A. Grant Heidrich, III, chairman of our Board of Directors, also serves on the board of directors of Millennium Pharmaceuticals, Inc. Millennium has publicly disclosed that it is pursuing programs that are competitive with, and may have scientific overlap with, our programs. Edward W. Holmes, M.D., a member of our Board of Directors, also serves on the scientific advisory board of GlaxoSmithKline, which is pursuing programs that compete with our programs. Additionally, members of our Board of Directors and management serve on the boards of directors of privately held companies that may have programs that are competitive, and may have scientific overlap, with our programs. As a result of these potential conflicts of interests, these advisors or directors may act in a manner that advances their best interests and not necessarily our best interests or those of our stockholders.

Because our collaboration agreements may allow our collaborators to develop competitive products, conflicts may arise with our collaborators that may result in the withdrawal of support for our product candidates.

If conflicts of interest arise between us and our corporate or academic collaborators or scientific advisors, they may act in their own self-interest and not in the interest of our stockholders. Some of our corporate or academic collaborators are conducting multiple product development efforts within each disease area on which they collaborate with us. For example, we understand that Japan Tobacco is independently developing drug candidates within the metabolic disease area and Amgen and Medarex are both independently developing drug candidates within the cancer area. These drug candidates may be competitive with those resulting from our collaborations with these companies. Generally, in each of our collaborations, we have agreed not to conduct independently, or with a third party, any research that is competitive with the research conducted under our collaborations. Our collaborations may have the effect of limiting the areas of research that we may pursue, either alone or with others. Our collaborators, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or to which the collaborators have rights, may result in their withdrawal of some or all support for our product candidates.

Conflicts may arise between us and our majority-owned subsidiary, Cumbre Inc.

We have a majority-owned subsidiary, Cumbre, in which minority equity interests are held by third parties. In addition, we may establish additional subsidiaries in the future in which the subsidiary sells minority equity interests to third parties. Conflicts may arise between us and Cumbre, including with respect to: the allocation of business opportunities; the sharing of rights, technologies and other resources; and the fiduciary duties owed by officers and directors who provide services to both us and Cumbre. If Cumbre decides to pursue commercial opportunities that are competitive with our own, Cumbre may succeed in developing and marketing products that are more effective or easier to use than those that we may develop or that are marketed before any products we develop are marketed.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.

Additional financing will be required in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. Together with our majority-owned subsidiary, Cumbre, we used $212.1 million of cash in operating activities during the three-year period ended December 31, 2003. We expect our operating and capital spending to increase in the future as we expand operations to support the development of new and existing drug candidates. The extent of any actual increases in operating or capital spending will depend on the clinical success of our drug candidates.

We believe that our existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through the first quarter of 2006. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Raising additional capital by issuing securities or through collaboration and licensing arrangements would cause dilution to existing stockholders or require us to relinquish rights to our technologies or product candidates.

We may raise additional financing through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. In connection with our collaboration agreement with Amgen, subject to certain closing conditions, Amgen is obligated to purchase $40.0 million in newly issued Tularik common stock over the next three years, which will result in dilution to our existing stockholders. To the extent that we raise additional funds through collaboration and licensing arrangements, it will be necessary to relinquish some rights to our technologies or product candidates and we may grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to continue developing our products and we may not become profitable.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

The testing and marketing of medical products entail an inherent risk of product liability. Although we are not aware of any historical or anticipated product liability claims, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. We currently carry product liability insurance that covers our clinical trials up to a $5.0 million annual aggregate limit. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators, or otherwise materially and adversely affect our financial position. We or our corporate collaborators may not be able to obtain such insurance at a reasonable cost, if at all. While under various circumstances we are entitled to be indemnified against losses by our corporate collaborators, indemnification may not be available or adequate should any claims arise.

If we are unable to obtain or maintain our insurance coverage at a reasonable cost and with adequate coverage, our insurance may not cover any liability that may arise.

We currently have insurance policies covering our business, property and product candidates currently in clinical development. However, insurance has become more difficult and costly to obtain and the coverage is narrower than what was previously available. In addition, any claim made against one of our insurance policies could adversely affect our ability to obtain or maintain future insurance coverage at a reasonable cost. If we are unable to obtain or maintain our insurance coverage at a reasonable cost and with adequate coverage, our insurance may not cover any liability that may arise.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders. Moreover, sales by these stockholders could depress our stock price.

As of December 31, 2003, our directors, executive officers and holders of 5% or more of our outstanding common stock and their affiliates beneficially owned approximately 26.1% of our common stock. Accordingly, they collectively have the ability to influence significantly the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

As of December 31, 2003, Amgen Inc. owned 13,952,885 shares of our common stock, which represented approximately 21.0% of our outstanding common stock. These shares held by Amgen are eligible for resale in the public markets, subject to applicable securities laws, including Rule 144. Of these shares, 3,500,000 shares are subject to a one-year holding period under Rule 144, and a one-year contractual lock-up, and may not be resold pursuant to Rule 144 prior to June 2004. To the extent that Amgen is deemed to be an “affiliate” of ours for purposes of the federal securities laws, Amgen’s ability to resell any of its shares in the public markets pursuant to Rule 144 would be subject to the volume and manner of sale restrictions and the notice requirement of Rule 144. In general, under Rule 144, Amgen’s sales in any three-month period could not exceed the greater of 1% of our outstanding shares or the average weekly trading volume of our common stock in the four weeks leading up to Amgen’s filing of a notice of intent to sell. In addition, we have entered into a registration rights agreement with Amgen under which Amgen may require us to register for resale all of these shares. If Amgen sells its shares pursuant to a registration statement, its sales of our common stock would not be subject to the Rule 144 limitations described above. In addition, if Amgen is deemed not to be an “affiliate” of ours, its sales of our common stock would not be subject to the Rule 144 limitations described above, other than with respect to 3,500,000 of the shares. In addition, for as long as Amgen owns 10% or more of our outstanding common stock, Amgen will be subject to the short swing trading provisions of Section 16 of the Securities Exchange Act of 1934, as amended. Depending on the circumstances, these provisions may provide some economic disincentive for Amgen to sell shares in the open market or otherwise. Any decision by any large stockholder, including Amgen, to sell substantial amounts of our stock could depress our stock price.

Our stock price may be volatile, and your investment in our stock could decline in value.

The market prices for securities of biotechnology companies, including our stock, have been highly volatile and may continue to be highly volatile in the future. During 2003, our common stock traded between $3.61 and $17.24. The following factors, in addition to other risk factors described in this filing, may have a significant impact on the market price of our common stock:

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

The financial results of Cumbre, our majority-owned subsidiary, are consolidated with our own. In 2003, 2002 and 2001, Cumbre generated net losses of approximately $7.6 million, $6.5 million and $1.7 million, which represented approximately 7%, 7% and 3% of our consolidated net losses, respectively. While two of our executive officers are on the board of directors of Cumbre and another member of Cumbre’s board of directors is on our Board of Directors, the operating goals of Cumbre are different from our goals. Cumbre is focused on building an infrastructure to support drug discovery, while we are using our existing drug discovery infrastructure to advance drug candidates through the development process. Cumbre’s capital expenditures and operating expenses are expected to grow at a faster rate than ours, which may have a significant impact on our future consolidated operating results. Cumbre’s expected faster growth relates to the costs required to build the infrastructure to support Cumbre’s drug discovery efforts. As of December 31, 2003, we owned approximately 52% of the outstanding shares of Cumbre’s capital stock and approximately 48% of Cumbre’s capital stock on a fully diluted, as converted basis (which assumes the exercise of warrants to purchase 76,000 shares of Cumbre’s capital stock, the exercise of options to purchase 1,746,717 shares of Cumbre’s common stock and the conversion of all of Cumbre’s preferred stock outstanding at December 31, 2003). Cumbre may issue additional options subsequent to December 31, 2003. These options may dilute our ownership interest in Cumbre.

Item 2.    Properties

Our facilities consist of approximately 510,000 square feet of research and office space in the United States, the United Kingdom and Germany.

We lease approximately 452,000 square feet in South San Francisco, California, of which approximately 189,000, 147,000 and 116,000 square feet are leased to us until 2021, 2013 and 2008, respectively. We have options to renew our leases for two additional periods of five years each on the 189,000-square-foot facility and the 147,000-square-foot facility and one additional period of five years on the 116,000-square-foot facility. In December 2001, we entered into a build-to-suit lease for three buildings in South San Francisco totaling approximately 282,000 square feet. In January 2003, we amended the lease such that approximately 189,000 square feet of the additional facilities became available in May 2003, and approximately 93,000 square feet will become available in three phases as described below. The first phase of approximately 46,600 square feet will become available in May 2005, and then the second and third phases of approximately 23,300 square feet each will become available in January 2006 and May 2006, respectively. In January 2004, we began paying ground lease rent that will continue until the first phase is completed in May 2005.

In May 2001, our majority-owned subsidiary, Cumbre Inc., leased approximately 23,000 square feet of research and office space in Dallas, Texas. The lease expires in 2007 but could be extended by exercising two five-year renewal options. We are the guarantor of this lease until Cumbre achieves a net worth of $100 million.

We lease approximately 14,500 square feet of research and office space located at Greenlawn, New York until 2005. We lease approximately 6,000 square feet of space in Regensburg, Germany. Our lease in Germany is cancelable at anytime by providing one year’s advance notice. We lease approximately 14,000 square feet of research and office space in Macclesfield, United Kingdom. The lease term is for a period of 25 years, but we have the option to terminate after 15 years and again after 20 years with six months’ advance notice.

Item 3.    Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2003.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock has traded on the Nasdaq National Market under the symbol “TLRK” since December 10, 1999. As of February 27, 2004, there were approximately 275 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported by the Nasdaq National Market:

	Common Stock
	High	Low
Year Ended December 31, 2002
First Quarter	$25.36	$16.25
Second Quarter	$17.38	$6.40
Third Quarter	$9.32	$6.55
Fourth Quarter	$9.69	$5.83

Year Ended December 31, 2003
First Quarter	$7.58	$3.61
Second Quarter	$11.90	$4.50
Third Quarter	$12.24	$8.84
Fourth Quarter	$17.24	$9.83

We have not paid cash dividends on our common stock, and we currently do not plan to pay any cash dividends in the foreseeable future.

On June 27, 2003, we sold 3,500,000 shares of our common stock to Amgen Inc. at a price of $10.00 per share in a private placement. The shares were issued pursuant to an exemption from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

The information regarding securities authorized for issuance under equity compensation plans required by this item will be contained in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission before April 30, 2004, under the caption “Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 6.    Selected Consolidated Financial Data

The following Selected Consolidated Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Collaborative research and development	$29,078	$25,262	$32,632	$25,487	$23,806
Technology license fee	1,600	—	—	—	—

	30,678	25,262	32,632	25,487	23,806

Operating expenses:
Research and development	123,670	108,829	91,167	64,781	44,550
Acquired in-process research and development	—	—	—	—	3,000
General and administrative	11,485	12,846	11,916	15,590	7,015

	135,155	121,675	103,083	80,371	54,565

Loss from operations	(104,477)	(96,413)	(70,451)	(54,884)	(30,759)
Interest income (expense) and gains (losses) on investments, net	(628)	2,585	21,882	16,427	5,221

Net loss before cumulative effect of a change in accounting principle	(105,105)	(93,828)	(48,569)	(38,457)	(25,538)
Cumulative effect of a change in accounting principle	—	—	—	(4,800)	—

Net loss	$(105,105)	$(93,828)	$(48,569)	$(43,257)	$(25,538)

Net loss per share before cumulative effect of a change in accounting principle, basic and diluted	$(1.80)	$(1.83)	$(0.99)	$(0.82)	$(2.70)
Net loss per share from cumulative effect of a change in accounting principle, basic and diluted	—	—	—	(0.10)	—

Net loss per share, basic and diluted	$(1.80)	$(1.83)	$(0.99)	$(0.92)	$(2.70)

Weighted-average shares used in computing basic and diluted net loss per share	58,267	51,284	49,051	46,845	9,451

Pro forma results as if revenue recognition policy had been adopted retroactively:
Pro forma net loss				$(38,457)	$(23,938)

Pro forma net loss per share, basic and diluted				$(0.82)	$(2.53)

Prior to January 1, 2000, we recognized nonrefundable technology access fees received in connection with collaboration agreements as revenue when received, when the technology had been transferred and when all of our contractual obligations relating to the fees had been fulfilled. In December 1999, the SEC issued Staff Accounting Bulletin, or SAB, No. 101—”Revenue Recognition in Financial Statements” that, among other things, describes the SEC staff’s position on the recognition of certain nonrefundable upfront fees received in connection with research collaborations. Effective January 1, 2000, we adopted SAB 101, which changed our method of accounting for nonrefundable technology access fees to recognize such fees over the term of the related research collaboration agreement. The $4.8 million cumulative effect of a change in accounting principle was reported as a charge in the quarter ended March 31, 2000 and was reflected as a charge for the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the remaining contractual terms of the collaborative research and development agreements.

	As of December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$200,425	$187,754	$241,926	$278,903	$203,029
Working capital	153,749	147,514	189,243	224,906	184,553
Total assets	244,407	236,307	293,282	315,098	230,438
Long-term obligations, less current portion	9,363	14,179	10,801	10,285	10,097
Deferred compensation	—	(41)	(351)	(1,674)	(4,586)
Accumulated deficit	(378,154)	(273,049)	(179,221)	(130,652)	(87,395)
Total stockholders’ equity	148,088	148,732	207,971	247,298	197,569

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with “Item 6. Selected Consolidated Financial Data,” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this annual report on Form 10-K. Past or current operating results are not necessarily indicative of results that may occur in future periods.

Overview

Since our founding in November 1991, we have been seeking to discover and develop a broad range of novel and superior orally available medicines that act through the regulation of gene expression. We have incurred net losses since inception and expect to incur substantial and increasing losses for at least the next several years as we continue our research and development activities. As of December 31, 2003, our accumulated deficit was approximately $378.2 million. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborators, capital lease financings and interest income. We received aggregate annual research funding under research and development collaborations between 1999 and 2003 as follows:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in millions)
Research funding received	$22.4	$21.4	$18.4	$49.2	$23.7

In order to accelerate product commercialization and finance research activities, we are currently engaged in collaborations with leading pharmaceutical and biotechnology companies as summarized below:

Collaborator	Research Area	Commencement Date
Amgen Inc.	Cancer	May 2003
Sankyo Co., Ltd.	GPCRs	June 2002
Medarex, Inc.	Cancer	January 2002
The pharmaceutical division of Japan Tobacco Inc.	Metabolic Diseases	June 2000

Under the terms of the collaborations identified above, Amgen Inc. and Sankyo Co., Ltd. have agreed to provide future research funding of up to approximately $45.8 million over a four-year period as set forth in the table below. Some of these amounts are subject to cancellation at the option of Sankyo Co., Ltd. The pharmaceutical division of Japan Tobacco Inc. has notified us that they will terminate the research support for this collaboration on May 31, 2004. The parties are negotiating revised terms for a research collaboration of reduced scope that includes several targets being pursued by the existing collaboration. Our ability to successfully complete this negotiation is uncertain. Under the terms of our existing collaborations, additional milestone and royalty payments will be due upon the achievement of specific research and development milestones and upon commercialization of any resulting products. We expect to receive research funding under existing collaborations as follows:

	Year Ended December 31,
	2004	2005	2006	2007
	(in millions)
Contractual future research funding	$14.4	$11.4	$10.0	$10.0

If we do not enter into new corporate collaborations or if our existing collaborations are terminated earlier than expected, collaborative research and development revenue and cash received from collaborative partners will decline for the foreseeable future.

License Agreement

Effective September 24, 1999, we executed a license agreement with Eli Lilly and Company under which we obtained an exclusive, worldwide, royalty-bearing license to make, use and sell pharmaceutical products containing a compound that we refer to as T64 and is also known as lometrexol. In connection with this agreement, we paid $3.0 million to Eli Lilly and Company as an initial license fee and agreed to make specified milestone and royalty payments upon successful commercialization of T64. In June 2002, we announced that we had ceased development efforts for T64. We terminated the license agreement effective in January 2003. As a result of this termination, we are not obligated to make any further payments of any kind to Eli Lilly and Company.

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

Consolidation

Our consolidated financial statements include the results of Tularik and the following subsidiaries:

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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2003, these investment securities were classified as available-for-sale and consequently were recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

•	length of time and the extent to which the market value has been less than cost;

•	the financial condition and near-term prospects of the issuer; and

•	our intention and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Business Combination and Purchase Price Allocation

In July 2001, we acquired the computer-aided molecular design (CAMD) business of Protherics PLC. The total purchase price was allocated to software, laboratory equipment, furniture, computers, goodwill and liabilities. The value of the software was estimated based on Protherics’ costs to design, code and test the software. The software is being amortized over its useful life, which is estimated to be three years from the date of the acquisition. The value of the tangible assets acquired and liabilities assumed was estimated to be the carrying value at the date of the business combination. Goodwill of $3.1 million was determined to be the excess purchase price over the assets acquired and liabilities assumed. We review the intangible assets for impairments at least annually. Our review requires us to make estimates and assumptions regarding future cash flows. The effect of a change in our estimates and assumptions could be an impairment loss of up to $3.1 million.

Results of Operations

Years Ended December 31, 2003, 2002 and 2001.

Collaborative research and development revenue.    Collaborative research and development revenue was $29.1 million in 2003, compared to $25.3 million in 2002 and $32.6 million in 2001. Collaborative research and development revenue in 2003 was comprised of $8.0 million from the amortization of technology access fees, $18.7 million from funded research and $2.4 million from milestone payments. The increased revenue in 2003 as compared to 2002 related to $6.9 million of incremental revenue from our collaboration with Amgen that was signed in May 2003, $1.7 million of incremental revenue related to our collaboration with Sankyo and $0.5 million in incremental milestone payments from our agreement with Lilly. These increases were partially offset by a $4.1 million decrease in revenue related to the expiration of the research portion of our collaboration with Roche Bioscience in July 2002 and a $1.2 million decrease in revenue from our collaboration with Japan Tobacco related to metabolic disease. $4.9 million of the decrease in revenue in 2002 as compared to 2001 related to the termination of our collaboration with Knoll in October 2001, $6.1 million of the decrease related to the expiration of collaborations with Japan Tobacco in September 2001 and April 2002 and $2.0 million of the decrease related to the expiration of the research portion of our collaboration with Roche Bioscience in July 2002. The decline was partially offset by $1.2 million of revenue from our collaboration with Medarex that was signed in January 2002, $2.2 million of revenue from our collaboration with Sankyo that was signed in June 2002 and $2.3 million in incremental revenue from our collaboration with Japan Tobacco related to metabolic disease. Unless we enter into new corporate collaborations or if our existing collaborations are terminated early, we expect collaborative research and development revenue to decline for the foreseeable future.

Technology license fee revenue.    Revenue from technology licenses was $1.6 million for 2003. We did not have any revenue from technology licenses for 2002 or 2001. The 2003 revenue related to receipt of preferred stock of a private company in exchange for a license to certain technology and the assignment of certain patents. The value attributed to the preferred stock was our estimate of fair value as of the date of receipt. Our estimate was based on information available to us including the most recent purchase price for the preferred stock by unrelated third parties, market conditions and the private company’s business progress. We do not expect to receive significant revenue from technology licenses in future periods.

Research and development expenses.    Research and development expenses were $123.7 million in 2003, compared to $108.8 million in 2002 and $91.2 million in 2001. Research and development expenses increased in 2003 as compared to 2002 due to a $8.5 million increase in costs associated with research and development headcount and overhead, a $5.5 million increase in clinical trial costs and a $0.9 million increase related to increased employee costs at our majority-owned subsidiary, Cumbre Inc. The increase in 2002 as compared to 2001 was primarily attributable to a $5.7 million increase in costs related to our clinical trial programs, a $5.0 million increase related to higher employee costs at Cumbre, a $2.8 million increase in research headcount and supply costs related to the acquisition of the CAMD business of Protherics in July 2001 and a $2.4 million increase in costs related to internal expansion.

Research expense is comprised primarily of headcount and supply costs and relates to work that is performed prior to preclinical development. Development expense is comprised primarily of headcount costs, contract development costs and contract pharmaceutical development and manufacturing costs. We allocate headcount-driven or space-use-driven overhead costs to research and development and to general and administrative expenses based on headcount and space use by each area. As of December 31, 2003, approximately 90% of headcount-driven overhead costs and approximately 96% of space-use-driven costs were allocated to research and development expenses. The major components of our research and development expenses for 2003, 2002 and 2001 were as follows (in millions):

	2003	2002	2001
Research	$94.3	$78.4	$73.7
Development	29.4	30.4	17.5

Total	$123.7	$108.8	$91.2

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

The table below summarizes the dates on which our current drug candidates entered clinical trials:

Program	Clinical Status	Commencement of Current Phase
Cancer
T67	Phase 2/3	Commenced clinical trials in the first quarter of 2003
T607	Phase 2	Commenced clinical trials in the second quarter of 2002
Metabolic Diseases
Diabetes: T131	Phase 2	Commenced clinical trials in the fourth quarter of 2003
Obesity: T71	Phase 1	Commenced clinical trials in the first quarter of 2004
Immunology
Immune disorders: T487	Phase 2	Commenced clinical trials in the fourth quarter of 2003

Based on our experience and judgment, Phase 1 clinical trials are expected to last between 12 and 18 months, Phase 2 clinical trials are expected to last between 18 and 36 months and Phase 3 clinical trials are expected to last between 24 and 42 months. The length of clinical development depends on the specific disease and patient population.

Prior to preclinical development work, we are unable to segregate the costs related to research performed on drug candidates because the drug candidate is often not specifically identified until the later stages of our research. When we begin preclinical development work on a drug candidate, we begin to separately account for the costs related to the development of the identified candidate. Below is a summary that reconciles our total development costs to the development costs incurred for our drug candidates that are currently in clinical trials (in millions):

	2003	2002	2001	Prior to 2001
T67	$10.0	$7.3	$1.8	$2.5
T607	3.4	2.6	1.5	2.2
T487	3.7	6.0	2.9	0.9
T131	4.9	4.6	1.3	0.3
T71	1.8	—	—	—
Other development	5.6	9.9	10.0	14.2

Total	$29.4	$30.4	$17.5	$20.1

We expect research and development expenses to increase in future periods as new and existing drug candidates continue to advance into later stages of development. Additionally, we expect that corporate collaboration funding as a percentage of our research and development expenses will continue to decline.

General and administrative expenses.    General and administrative expenses were $11.5 million in 2003, compared to $12.8 million in 2002 and $11.9 million in 2001. The decrease in expenses in 2003 as compared to 2002 was attributable to a reallocation of facilities space that reflected reduced utilization by the general and administrative functions. The increase in 2002 as compared to 2001 is due to a $0.7 million increase in costs related to higher average administrative headcount and a $0.2 million increase in legal costs. We expect that general and administrative expenses will increase in the future to support continued growth of our research and development efforts.

Interest income, net.    Interest income net of interest expenses was $0.7 million in 2003, compared to $3.3 million in 2002 and $13.5 million in 2001. The decrease in 2003 as compared to 2002 was attributable to a $2.8 million decrease in interest income due to lower average investment balances and lower interest rates in 2003. The decrease in 2002 as compared to 2001 was primarily due to a $9.9 million decrease in interest income related to lower investment balances as well as lower interest rates in 2002. We expect interest income to continue to decline if we are unable to raise additional funding through the sale of equity securities or non-equity payments from collaborators.

Realized (loss) gain on investments and impairment loss on non-marketable securities.    In 2003 we had a loss on non-marketable securities of $1.3 million. The loss on impairment related to a decrease in the value of our preferred stock holdings in two private biotechnology companies. We recorded realized losses on investments of $0.7 million in 2002 as compared to realized gains of $8.4 million in 2001. These gains and losses related primarily to our investment in Merck & Co., Inc. Our investment in Merck was liquidated prior to December 31, 2002.

Liquidity and Capital Resources

Since inception, our primary sources of funds have been the sale of equity securities, capital lease financings, non-equity payments from collaborators and interest income. The detail of funds received for the years ended December 31, 2003, 2002 and 2001, respectively, is as follows (in millions):

	2003	2002	2001
Sale of equity securities	$102.6	$31.6	$4.5
Capital lease financings	3.6	11.7	6.6
Non-equity payments from collaborators	35.2	21.4	16.9
Interest income	2.3	5.1	15.0

Total	$143.7	$69.8	$43.0

In addition, Cumbre Inc., our majority-owned subsidiary, raised $26.2 million by issuing shares of Series B preferred stock in September 2001.

At December 31, 2003, we had cash, cash equivalents and marketable securities of $200.4 million, including $12.2 million of cash, cash equivalents and marketable securities at Cumbre, which represents an increase of $12.6 million from December 31, 2002. Cash used in operations during the year ended December 31, 2003 was $80.1 million.

Cash used for purchases of equipment and leasehold improvements totaled $5.7 million during the year ended December 31, 2003. We expect our purchases of equipment and leasehold improvements to decrease slightly in 2004 due to the purchase of leasehold improvements and equipment made in 2003 in connection with the move to our new leased buildings in South San Francisco. Cash received from equipment financing during the year ended December 31, 2003 was $3.6 million. The annual interest rate of these financings ranged from 5.9% to 7.5%, and the financing arrangements have terms of two to four years each. As of December 31, 2003, we had $4.8 million in available equipment financing. We intend to utilize this remaining availability and enter into additional equipment financing arrangements in the future. Repayments of long-term obligations totaled $9.8 million during the year ended December 31, 2003.

We received proceeds from the sale of equity securities of $102.6 million in 2003. $77.7 million of the proceeds related to a follow-on offering in November 2003. $22.0 million of the proceeds related to the fair value of 3.5 million shares of Tularik common stock purchased by Amgen in connection with our research collaboration. The $22.0 million does not include a $12.8 million premium over the initial equity purchase price that has been deferred and is being recognized as revenue over the term of the collaboration at a rate of approximately $2.6 million per year. The premium is included in “Non-equity payments from collaborators” in the table above. Subject to certain closing conditions, Amgen is obligated to purchase an additional $40.0 million in newly issued Tularik common stock over the next three years at then market prices. Cash received from exercises of Tularik and Cumbre stock options, from purchases under the Tularik employee stock purchase plan and from repayment of notes receivable from stockholders during the year ended December 31, 2003 was $3.0 million.

We expect operating spending to increase in the future as we expand operations to support the development of new and existing drug candidates. We began leasing two new buildings in South San Francisco in 2003 and we have an obligation to lease a third building beginning in 2005. These leases extend through 2021. Operating in these facilities will require minimum aggregate payments of approximately $332.5 million over the remaining period of 18 years. We have subleased approximately 47.3% of our former facilities. We are committed to rent a portion of our former facilities through 2008 and a portion through 2013. Cumbre is committed to pay approximately $0.8 million through 2007.

The following table summarizes our contractual obligations (in millions):

	Payments due by period
	Total	2004	2005-2006	2007-2008	After 2008
Capital lease obligations	$17.2	$7.8	$9.1	$0.3	$—
Build-to-suit and operating leases	396.5	23.9	46.1	48.3	278.2

Total contractual cash obligations	$413.7	$31.7	$55.2	$48.6	$278.2

During the three-year period ended December 31, 2003, cash used in operating activities was $212.1 million and cash provided by investing activities was $63.3 million. Uses of cash in operating activities were primarily to fund net losses. Cash provided by investing activities included $91.1 million of net maturities/sales of available-for-sale securities and was partially offset by $27.8 million used for capital expenditures. Financing activities provided cash of $165.1 million during the three-year period ended December 31, 2003. This amount was comprised of proceeds from the sale of stock.

We are currently receiving research funding under three of our research collaboration agreements, one of which will terminate in May 2004, one of which will expire in June 2007 and the other of which will expire in June 2008, in each case unless earlier terminated or extended. We are actively engaged in discussions with other potential collaborators to fund future research and development.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. We believe that our existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through the first quarter of 2006. This estimate excludes the cash and investment securities of Cumbre, as well as the funding of Cumbre’s operating plan. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:

•	the progress of our pre-clinical and clinical development activities;

•	the costs and timing of regulatory approvals;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of the development efforts of our collaborators;

•	our ability to establish and maintain current and new collaboration and licensing arrangements;

•	a decision to make additional investments in Cumbre in the event Cumbre is unable to receive equity and debt financing from third parties;

•	our ability to achieve our milestones and receive funding under collaboration arrangements;

•	the costs involved in enforcing patent claims and other intellectual property rights;

•	the costs of establishing sales, marketing and distribution capabilities; and

•	our ability to sublease our former facilities.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products or technologies. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve for at least several years, we expect to finance future cash needs through the sale of equity securities, strategic collaborations and debt financing as well as interest income earned on cash balances. In August 2001, we filed a registration statement on Form S-3 to offer and sell common stock and debt securities in one or more offerings up to a total dollar amount of $250.0 million. Currently, $135.7 million remains available on the registration statement, and we have no current commitments to offer and sell any securities that may be offered or sold pursuant to such registration statement. We cannot assure you that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may also adversely affect our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

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

As of December 31, 2003, we had federal and state net operating loss carryforwards of approximately $274.7 million and $14.6 million, respectively, which expire in the years 2004 through 2023. We also had federal and state research and development tax credit carryforwards of approximately $6.2 million, which expire in the years 2007 through 2023 for federal purposes and carryforward for state purposes. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of our net operating losses and credits before they can be used. For additional information, you should read Note 12 of “Notes to Consolidated Financial Statements.”

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

General Option Information

Summary of Option Activity

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted- Average Exercise Price
	(Shares in thousands)
January 1, 2001	2,303	5,328	$10.67
Grants	(1,991)	1,991	22.86
Exercises	—	(1,177)	2.03
Forfeitures(1)	197	(213)	20.23

December 31, 2001	509	5,929	16.14
Grants	(2,372)	2,372	9.85
Exercises	—	(656)	13.25
Forfeitures(1)	436	(436)	21.67
Additional shares reserved	2,146	—

December 31, 2002	719	7,209	15.00
Grants	(4,689)	4,689	9.01
Exercises	—	(360)	3.10
Forfeitures(1)	2,635	(2,635)	22.00
Additional shares reserved	1,923	—

December 31, 2003	588	8,903	$10.23

(1)	We currently grant shares only under our 1997 Plans. Forfeitures from options granted under the previous plan are not added to the shares reserved for issuance under the 1997 Plans.

In-the-Money and Out-of-the-Money Option Information

	As of December 31, 2003
	Exercisable		Unexercisable		Total
	Shares	Wtd.-Avg. Exercise Price	Shares	Wtd.-Avg. Exercise Price	Shares	Wtd.-Avg. Exercise Price
	(Shares in thousands)
In-the-Money	2,189	$5.33	5,486	$9.12	7,675	$8.03
Out-of-the-Money(1)	884	24.28	344	23.24	1,228	23.99

Total Options Outstanding	3,073		5,830		8,903

(1)	Out-of-the-money options are those options with an exercise price equal to or greater than the fair market value of Tularik common stock, $16.12, at the close of business on December 31, 2003.

Distribution and Dilutive Effect of Options

Employee and Executive Officer Option Grants

	2003	2002	2001
Net grants during the year as % of outstanding shares	7.07%	4.32%	3.99%
Grants to Named Executive Officers* during the year as % of outstanding shares	1.55%	1.02%	0.70%
Grants to Named Executive Officers* during the year as % of total options granted	21.86%	23.61%	17.58%

*	“Named Executive Officers” refers to our chief executive officer and our four other most highly compensated executive officers as defined under federal securities laws.

Equity Compensation Plan Information

All of our equity compensation plans under which options are currently outstanding have been approved by our stockholders.

Option Exchange Program

On December 19, 2002, we announced that our Board of Directors approved a voluntary stock option exchange program for employees other than executive officers. Under the exchange program, employees were offered the opportunity to exchange approximately 2.4 million outstanding stock options with exercise prices equal to or greater than $14.00 per share for new stock options to be granted at an exercise price determined on the date the new stock options were granted. Participating employees received new stock options in exchange for outstanding stock options at an exchange ratio of 1 for 1. In accordance with the exchange program, on January 17, 2003, we cancelled approximately 2.1 million of our outstanding stock options. We granted new options to purchase approximately 2.1 million shares of our common stock on July 18, 2003, the first business day that was six months and one day after the cancellation of the exchanged options. The exercise price per share of the new options is $10.40, the fair market value of our common stock at the close of regular trading on July 17, 2003. The new stock options represent approximately 3.4% of the total shares of our common stock outstanding as of September 30, 2003, and could have a dilutive impact on our future earnings per share to the extent that the market price of our common stock exceeds the exercise price of the new stock options granted on July 18, 2003. There was no compensation expense associated with the stock exchange program.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. During December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities, to the first reporting period ending after March 15, 2004. We do not expect the adoption of FIN 46 to have a material impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. While the effective date of certain elements of SFAS No. 150 has been deferred, we do not expect the adoption of SFAS No. 150 to have a material impact on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2003 levels, the fair value of our portfolio would decline by approximately $0.5 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Foreign Currency Exchange Risk

Because we translate foreign currencies into United States dollars for reporting purposes, exchange rates can have an impact on our financial results, although this impact is generally immaterial. We believe that our exposure to currency exchange risk is low because our German and British subsidiaries satisfy their financial obligations almost exclusively in their local currencies. As of December 31, 2003, we did not engage in foreign currency hedging activities.

Investment Risk

We are exposed to investment risks related to the changes in the fair value of our investments. We have investments in several private companies. These investments are included in “Other investments” in the accompanying consolidated financial statements.

We have invested $2.0 million in several private companies through the purchase of preferred stock. We also received $1.6 million in preferred stock of a private company in exchange for a license to certain technology and the assignment of certain patents. These investments are being carried at cost less amounts charged for impairment in the case of the purchased securities and at fair value less amounts charged for impairment on the date of receipt for the preferred stock received for the technology license and patent assignment, which was $2.3 million as of December 31, 2003. We recorded impairment losses related to these investments of $1.3 million in 2003. We do not believe our preferred stock investments were impaired as of December 31, 2003.

Should the companies in which we have invested experience a deterioration of operating results or financial position, impairment charges may be necessary.

Item 8.    Financial Statements and Supplementary Data

TULARIK INC.

Report of Independent Auditors

The Board of Directors and Stockholders of

Tularik Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows, present fairly, in all material respects, the financial position of Tularik Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 27, 2004

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

Tularik Inc.

We have audited the accompanying statements of operations, stockholders’ equity and cash flows of Tularik Inc. for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Tularik Inc. for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/S/    ERNST & YOUNG LLP

Palo Alto, California

February 4, 2002

TULARIK INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$92,730	$95,670
Short-term investments	95,281	81,030
Prepaid expenses and other current assets	7,719	4,600

Total current assets	195,730	181,300
Property and equipment, net	25,838	31,188
Other investments	14,719	13,087
Restricted investments	2,270	4,272
Other assets	2,750	3,360
Goodwill	3,100	3,100

Total assets	$244,407	$236,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,949	$4,840
Accrued compensation and related liabilities	3,883	3,111
Accrued liabilities	8,809	5,789
Current portion of capital lease obligations	6,691	7,927
Deferred revenue	18,649	12,119

Total current liabilities	41,981	33,786
Long-term portion of capital lease obligations	9,363	14,179
Long-term portion of deferred revenue	12,350	10,300
Other non-current liabilities	6,375	3,060

Total liabilities	70,069	61,325

Commitments (Note 8)
Minority interest in Cumbre Inc.	26,250	26,250
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized; none issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $0.001 par value, 145,000,000 shares authorized; 66,308,778 and 54,934,638 shares issued and outstanding at December 31, 2003 and 2002, respectively	66	55
Additional paid-in capital	524,273	420,338
Notes receivable from stockholders	(15)	(28)
Deferred compensation	—	(41)
Accumulated other comprehensive income	1,918	1,457
Accumulated deficit	(378,154)	(273,049)

Total stockholders’ equity	148,088	148,732

Total liabilities and stockholders’ equity	$244,407	$236,307

The accompanying notes are an integral part of these consolidated financial statements.

TULARIK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2003	2002	2001
Revenue:
Collaborative research and development	$29,078	$25,262	$32,632
Technology license fee	1,600	—	—

	30,678	25,262	32,632

Operating expenses:
Research and development	123,670	108,829	91,167
General and administrative	11,485	12,846	11,916

	135,155	121,675	103,083

Loss from operations	(104,477)	(96,413)	(70,451)
Interest income	2,306	5,121	15,033
Realized (loss) gain on investments	—	(742)	8,390
Loss on impairment of non-marketable securities	(1,329)	—	—
Interest expense	(1,605)	(1,794)	(1,541)

Net loss	$(105,105)	$(93,828)	$(48,569)

Net loss per share, basic and diluted	$(1.80)	$(1.83)	$(0.99)

Weighted-average shares used in computing basic and diluted net loss per share	58,267,161	51,283,587	49,051,339

The accompanying notes are an integral part of these consolidated financial statements.

TULARIK INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2001	48,131,574	$48	$371,504	$(1,084)	$(1,674)	$9,156	$(130,652)	$247,298
Issuance of common stock, net of repurchases	1,359,291	1	4,544	—	—	—	—	4,545
Issuance of common stock upon acquisition of a business	400,000	1	9,389	—	—	—	—	9,390
Cancellation of pre-IPO options	—	—	(194)	—	194	—	—	—
Amortization of deferred compensation	—	—	—	—	1,129	—	—	1,129
Stock based compensation	—	—	2,080	—	—	—	—	2,080
Payment of notes receivable	—	—	—	873	—	—	—	873
Issuance of common stock of Cumbre Inc.	—	—	161	(19)	—	—	—	142
Net loss	—	—	—	—	—	—	(48,569)	(48,569)
Change in cumulative translation adjustment	—	—	—	—	—	364	—	364
Change in unrealized gains on available-for-sale securities	—	—	—	—	—	(9,281)	—	(9,281)

Comprehensive loss	—	—	—	—	—	—	—	(57,486)

Balances at December 31, 2001	49,890,865	50	387,484	(230)	(351)	239	(179,221)	207,971
Warrant exercises, net	4,688	—	42	—	—	—	—	42
Issuance of common stock in secondary public offering, net of offering costs of $416	4,000,000	4	25,580	—	—	—	—	25,584
Issuance of common stock, net of repurchases	939,049	1	3,562	(15)	—	—	—	3,548
Issuance of common stock to Medarex	100,036	—	2,429	—	—	—	—	2,429
Amortization of deferred compensation	—	—	—	—	310	—	—	310
Stock based compensation	—	—	1,241	—	—	—	—	1,241
Payment of notes receivable	—	—	—	217	—	—	—	217
Net loss	—	—	—	—	—	—	(93,828)	(93,828)
Change in cumulative translation adjustment	—	—	—	—	—	1,028	—	1,028
Change in unrealized gains on available-for-sale securities	—	—	—	—	—	190	—	190

Comprehensive loss	—	—	—	—	—	—	—	(92,610)

Balances at December 31, 2002	54,934,638	55	420,338	(28)	(41)	1,457	(273,049)	148,732
Issuance of common stock in secondary public offering, net of offering costs of $372	6,900,000	7	77,670	—	—	—	—	77,677
Issuance of common stock, net of repurchases	974,140	—	2,992	—	—	—	—	2,992
Issuance of common stock to Amgen	3,500,000	4	21,973	—	—	—	—	21,977
Issuance of warrants	—	—	255	—	—	—	—	255
Stock based compensation	—	—	1,045	—	—	—	—	1,045
Amortization of deferred compensation	—	—	—	—	41	—	—	41
Payment of notes receivable	—	—	—	13	—	—	—	13
Net loss	—	—	—	—	—	—	(105,105)	(105,105)
Change in cumulative translation adjustment	—	—	—	—	—	545	—	545
Change in unrealized gains on available-for-sale securities	—	—	—	—	—	(84)	—	(84)

Comprehensive loss	—	—	—	—	—	—	—	(104,644)

Balances at December 31, 2003	66,308,778	$66	$524,273	$(15)	$—	$1,918	$(378,154)	$148,088

The accompanying notes are an integral part of these consolidated financial statements.

TULARIK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net loss	$(105,105)	$(93,828)	$(48,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,476	11,520	8,188
Noncash gain on exchange of marketable security	—	—	(4,325)
Realized loss (gain) on investments	—	742	(4,065)
Loss on impairment of nonmarketable securities	1,329	—	—
Amortization of loan discount	41	31	—
Amortization of deferred stock compensation	41	310	1,129
Noncash stock based compensation	1,026	1,161	2,080
Noncash license fee revenue	(1,600)	—	—
Changes in assets and liabilities:
Other assets	(2,273)	2,404	2,634
Accounts payable and accrued liabilities	3,063	884	4,428
Deferred revenue	8,580	(3,875)	(13,927)
Other liabilities	3,315	1,061	—

Net cash used in operating activities	(80,107)	(79,590)	(52,427)

Cash flows from investing activities
Maturities/sales of available-for-sale securities	502,480	559,621	490,059
Purchases of available-for-sale securities	(516,171)	(521,995)	(422,912)
Capital expenditures	(5,702)	(7,902)	(14,170)

Net cash (used in) provided by investing activities	(19,393)	29,724	52,977

Cash flows from financing activities
Proceeds from capital lease obligations	3,629	11,660	6,556
Payments of long-term obligations	(9,768)	(7,347)	(5,836)
Proceeds from notes receivable from stockholders	13	217	873
Proceeds from issuance of Series B preferred stock by Cumbre Inc.	—	—	26,250
Proceeds from issuance of Cumbre Inc. common stock	—	—	142
Proceeds from issuances of common stock, net	102,646	31,561	4,545

Net cash provided by financing activities	96,520	36,091	32,530

Effect of exchange rate changes on cash	40	53	—
Net (decrease) increase in cash and cash equivalents	(2,940)	(13,722)	33,080
Cash and cash equivalents at beginning of year	95,670	109,392	76,312

Cash and cash equivalents at end of year	$92,730	$95,670	$109,392

Supplemental cash flow information
Cash paid during the period for interest	$1,605	$1,796	$1,541
Supplemental disclosure of noncash investing and financing activities
Tularik Inc. common stock issued for acquisition of a business	$—	$—	$9,390
Cumbre Inc. common stock issued for notes receivable	$—	$15	$19

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

In order to accelerate product commercialization and contribute to financing for research activities, Tularik has entered into collaborations with several leading pharmaceutical and biotechnology companies. The Company has ongoing collaborations with Amgen Inc. (“Amgen”) relating to oncology targets (commenced in May 2003), the pharmaceutical division of Japan Tobacco Inc. (“Japan Tobacco”) relating to metabolic diseases (commenced in June 2000); Medarex, Inc. (“Medarex”) to develop human antibodies against three cancer gene targets (commenced in January 2002); and Sankyo Co., Ltd. (“Sankyo”) to jointly discover and develop human therapeutics that act on orphan G-protein coupled receptors (GPCRs) (commenced in June 2002). The research support for the collaboration with Japan Tobacco will end in May 2004. The parties are negotiating revised terms for a research collaboration of reduced scope that includes several of the targets being pursued by the existing collaboration. Previously, Tularik also had research collaborations with other companies including Merck & Co., Inc. (“Merck”) relating to human viral diseases (commenced in December 1993, ended in March 1999); Sumitomo Pharmaceuticals Co., Ltd. (“Sumitomo”) relating to hypercholesterolemia (commenced in January 1995, expired in January 2000); Taisho Pharmaceutical Co., Ltd. (“Taisho”) relating to immune disorders (commenced in April 1995, ended in March 2000); Knoll AG (“Knoll”) relating to obesity (commenced in November 1998, ended in October 2001); the pharmaceutical division of Japan Tobacco relating to obesity (commenced in September 1996, ended in September 2001) and lipid disorders (commenced in September 1998, ended in September 2001); the Roche Bioscience division of Syntex (U.S.A.) LLC (“Roche Bioscience”) relating to inflammation (commenced in July 1997, ended in July 2002); and Eli Lilly and Company (“Lilly”) relating to the treatment of blood clots (acquired as part of Tularik’s acquisition of the computer-aided molecular design unit of Protherics PLC in July 2001, ended in December 2001).

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

At December 31, 2003 and 2002, the consolidated financial statements of Tularik also include the accounts of Tularik’s majority-owned subsidiary, Cumbre Inc. (“Cumbre”). It is the Company’s policy not to allocate

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses against the minority interest if doing so reduces the minority interest balance below the aggregate liquidation preferences of third-party minority stockholders. As a result of this policy, 100% of Cumbre’s net loss has been included in the Company’s determination of net loss for the year ended December 31, 2003.

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

Cash Equivalents and Investments

The Company considers all highly liquid investments in debt securities with a remaining maturity from the date of purchase of 90 days or less to be cash equivalents. Cash equivalents consist of money market funds and corporate debt securities and exclude demand deposits. The Company’s short-term investments include obligations of governmental agencies and corporate debt securities with original maturities ranging between three and 12 months. By policy, the Company limits concentration of credit risk by diversifying its investments among a variety of high credit-quality issuers.

All cash equivalents and marketable investments are classified as available-for-sale. Available-for-sale securities are recorded at fair value, and unrealized gains (losses) are reported in stockholders’ equity and included in other comprehensive income. Fair value is estimated based on available market information. The cost of the securities when sold is based upon specific identification.

As part of our strategic alliance efforts, we may also invest in equity securities and convertible preferred stock of other biotechnology companies. We do not exercise significant influence over any of the biotechnology companies in which we have invested and all of our equity investments represent less than a 20% ownership position. All of our equity and convertible preferred stock investments are nonmarketable and are carried at the lower of cost, less any impairment, or fair value. We periodically monitor the liquidity and financing activities of the respective issuers to determine if impairment write downs are necessary.

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

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at the reporting unit level, at least annually, by determining the fair value of the reporting unit and comparing it with its book value. A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations and assets of the entity. The Company has one reporting unit.

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

Significant Concentrations

For the year ended December 31, 2003, revenues from five collaborators accounted for 52%, 24%, 13%, 7% and 4% of collaborative research and development revenues, respectively. For the year ended December 31, 2002, revenues from five collaborators accounted for 64%, 16%, 9%, 6% and 5% of total revenues, respectively. For the year ended December 31, 2001, revenues from four collaborators accounted for 63%, 19%, 14% and 4% of total revenues, respectively.

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

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the years ended December 31, 1999 and 1998, in connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation of $6.6 million and $0.7 million, respectively, representing the difference between the exercise price and the deemed fair value of the Company’s common stock on the date these stock options were granted. During the year ended December 31, 2001, deferred stock compensation was reduced by $0.2 million as a result of the cancellation of certain options granted during the years ended December 31, 1999 and 1998. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on a graded vesting method. During the years ended December 31, 2003, 2002 and 2001, the Company recorded amortization of deferred stock compensation expense of approximately $0.1 million, $0.3 million and $1.1 million, respectively. At December 31, 2003, the deferred stock compensation was fully amortized.

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

For employee stock options granted subsequent to the Company’s initial public offering, the value was estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used for 2003, 2002 and 2001, respectively: risk free interest rates of 2.9%, 3.8% and 4.9%; volatility factors of the expected market price of the Company’s common stock of 0.70 in 2003, 0.71 in 2002 and 0.64 in 2001; no dividend yield; and a weighted average expected life of the options of 4.5 years in 2003, 4.5 years in 2002 and 6.3 years in 2001. Pro forma information follows for the years ended December 31,:

	2003	2002	2001
	(In thousands)
Net loss, as reported	$(105,105)	$(93,828)	$(48,569)
Add: Deferred compensation amortization included in reported net loss	41	310	1,129
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,433)	(15,818)	(14,167)

Pro forma net loss	$(112,497)	$(109,336)	$(61,607)

Loss per share (basic and diluted):
As reported	$(1.80)	$(1.83)	$(0.99)

Pro forma	$(1.93)	$(2.13)	$(1.26)

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2003, there have been no such losses.

Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments represent the only components of comprehensive loss that are excluded from the Company’s net loss for the years ended December 31, 2003, 2002 and 2001.

Net Loss Per Share

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

The following table sets forth the computation of weighted average shares used in computing basic and diluted net loss per share for the periods indicated:

	2003	2002	2001
Weighted-average shares of common stock outstanding	58,283,978	51,365,549	49,277,495
Less: weighted-average shares subject to repurchase	(16,817)	(81,962)	(226,156)

Weighted average shares used in computing basic and diluted net loss per share	58,267,161	51,283,587	49,051,339

During all periods presented, the Company had options and warrants outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Such outstanding securities consist of the following at December 31:

	2003	2002	2001
Outstanding options	8,903,489	7,209,269	5,928,721
Warrants	353,985	281,985	306,442

Total	9,257,474	7,491,254	6,235,163

Weighted-average exercise price of options.	$10.23	$15.00	$16.14
Weighted-average exercise price of warrants	$10.66	$12.01	$12.23

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, 2002 and 2001, the Company had approximately 10,458, 35,365 and 143,787 shares of common stock outstanding, respectively, that were subject to the Company’s lapsing right of repurchase in the event the holder’s association with the Company terminates. The information in the table above excludes options to purchase 24,000, 24,000 and 30,263 shares with exercise prices from $0.50 to $3.00 granted outside of the Company’s stock option plans at December 31, 2003, 2002 and 2001, respectively.

Reclassification

Certain amounts in the financial statements have been reclassified to conform to the current year’s presentation. The reclassifications had no impact on previously reported net loss.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. During December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities, to the first reporting period ending after March 15, 2004. We do not expect the adoption of FIN 46 to have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. While the effective date of certain elements of SFAS No. 150 has been deferred, we do not expect the adoption of SFAS No. 150 to have a material impact on our financial statements.

3.    Acquisition

On July 12, 2001, the Company acquired the computer-aided molecular design (CAMD) business of Protherics PLC, a U.K.-based company. The results of the CAMD business operations are included in the financial statements since that date. The Company acquired the CAMD business to have access to proprietary computational chemistry software and a team of experienced chemists and software designers to complement Tularik’s high-throughput screening. The transaction was accounted for using the purchase method of accounting.

The cost to acquire the CAMD business is set forth below and has been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. The fair value of the acquired assets and liabilities was based upon an independent valuation.

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The value of the shares of common stock issued was determined based on the average market price over the period of two days before and after the terms of the acquisition were agreed to and announced. The total consideration to acquire the CAMD unit is as follows (in thousands):

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

4.    Research and Development Collaborations

The Company has entered into numerous multi-year research and development collaborations since inception, four of which are still active. Tularik received aggregate collaboration payments of $35.2 million, $21.4 million and $18.4 million and recognized collaboration revenue of $29.1 million, $25.3 million and $32.6 million in 2003, 2002 and 2001, respectively. Under the terms of existing collaborations at December 31, 2003, Amgen Inc. and Sankyo Co., Ltd. have agreed to provide future research funding of approximately $45.8 million through 2007, all of which is subject to possible cancellation. In addition, the Company’s partners have agreed to make additional payments upon the achievement of specific research and development milestones. Annual research funding under these agreements ranges from $2.7 million to $10.0 million per agreement. All research

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments are nonrefundable, and the Company performs research under these agreements on a “best efforts” basis. Costs incurred under research and development collaborations approximate revenues earned and are included in research and development expenses. In addition to providing the research funding summarized above, certain of the Company’s collaborators have also made equity investments in Tularik. These equity purchases and other significant terms of current and prior collaborations are described below.

Active Collaborations at December 31, 2003

In May 2003, Tularik entered into an agreement with Amgen to collaborate on the discovery, development and commercialization of therapeutics aimed at oncology targets. Under the collaboration, Amgen will select oncology targets identified by Tularik, and the companies will embark jointly on multiple drug discovery and development programs over a five-year period. Amgen has exclusive worldwide commercialization rights to Amgen products resulting from the collaboration, with Tularik retaining an option to certain co-promotion rights in the United States on a product-by-product basis. The terms of the collaboration include milestones payable to Tularik of up to $21.0 million per target, $50.0 million in committed research funding over a five-year period and royalties on net commercial sales of Amgen products resulting from the collaboration. Through December 31, 2003, Amgen has made payments of $10.4 million to us for research funding and milestones. In June 2003, Amgen purchased $35.0 million worth of newly issued Tularik common stock at $10 per share. The common stock purchase price exceeded fair market value by $12.8 million. This amount was recorded as a deferred premium and will be amortized to revenue over the term of the collaboration. Over the next three years, subject to certain closing conditions, Amgen is obligated to purchase an additional $40.0 million in newly issued Tularik common stock at then market prices.

In June 2002, Tularik entered into a collaboration with Sankyo to jointly discover and develop human therapeutics that act on orphan G-protein coupled receptors (GPCRs). Under the agreement, Tularik received a cash payment in recognition of its contribution of five GPCR targets to the collaboration. The up-front payment is being amortized to collaborative research and development revenue over the estimated term of the collaboration, which is expected to be five years. Sankyo selected one of these five targets for further research at the end of the first year of the collaboration. Sankyo will support Tularik’s research and pre-clinical development activities relating to compounds with activity against this target for up to four years. In addition, Sankyo exercised its right to expand the collaboration by supporting research for one year on up to four other targets. The parties will share equally all clinical development costs and profits in the U.S. and Europe. Tularik is entitled to milestone and royalty payments as these compounds progress through clinical trials to registration outside of the U.S. and Europe.

In January 2002, the Company entered into a collaboration with Medarex to develop human antibodies against three of the Company’s targets against cancer. Medarex made a $5.0 million investment in Tularik by buying 100,036 shares of the Company’s common stock at $49.98 per share, which represented a 100% premium over and above an average market price per share. The premium was amortized to collaborative research and development revenue over the estimated term of the collaboration, which was two years. The Company and Medarex will share equally clinical development costs and commercialization rights on a worldwide basis.

In June 2000, Tularik and the pharmaceutical division of Japan Tobacco entered into a collaborative agreement for the discovery, development and commercialization of products against certain targets for the treatment of metabolic diseases. Under the terms of the agreement, Tularik formed a wholly owned subsidiary, Tularik Pharmaceutical Company, to conduct the research portion of the collaboration that is funded by Japan Tobacco. The research conducted by the subsidiary is independent from any research programs that previously existed at Tularik or the pharmaceutical division of Japan Tobacco. Expenses incurred in conjunction with the development and commercialization of any compound identified by the subsidiary will be shared equally by the

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

parties. Tularik and the pharmaceutical division of Japan Tobacco will also share equally all profit and/or revenues from the commercialization of any compound identified by the subsidiary during the collaboration. Each party may elect to terminate its co-development obligations with respect to, and profit sharing interest in, a given collaboration product upon prior written notice to the other party. In such case, the other party may continue to develop and commercialize such product at its expense, subject to an obligation to pay a royalty on sales of such product to the party that terminated its co-development and co-promotion of such product. To date, Japan Tobacco has made payments totaling $61.9 million to Tularik. Japan Tobacco has notified Tularik that it will exercise the right to terminate research support for the collaboration on May 31, 2004. The parties are negotiating revised terms for a research collaboration of reduced scope that includes several targets being pursued by the existing collaboration. Our ability to successfully complete this negotiation is uncertain.

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

In July 1997, Tularik and Roche Bioscience established a five-year collaboration to discover, develop and market anti-inflammatory therapeutics. The collaboration ended in July 2003. Under the collaboration, Roche Bioscience had exclusive, worldwide manufacturing and marketing rights to develop and commercialize certain identified compounds resulting from the research program, subject to benchmark payments and royalty obligations to Tularik. Tularik had exclusive, worldwide manufacturing and marketing rights to develop and commercialize certain other compounds resulting from the research program, subject to royalty obligations to Roche Bioscience. Roche Bioscience had paid Tularik $30.0 million through the end of the collaboration.

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

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tularik retains exclusive worldwide marketing and sales rights. Japan Tobacco had paid Tularik $15.5 million in research payments related to the obesity and diabetes collaboration.

5.    Cash, Cash Equivalents and Investments

The following is a summary of cash, cash equivalents and available-for-sale securities at December 31,

	2003	2002
	(In thousands)
Cash and cash equivalents:
Cash and money market funds	$10,584	$22,735
U.S. corporate debt securities	82,146	72,935

	$92,730	$95,670

Short-term investments:
U.S. corporate debt securities	$95,281	$81,030

	$95,281	$81,030

Other investments:
Equity securities and convertible preferred stock	$2,305	$2,033
U.S. corporate debt securities	12,414	11,054

	$14,719	$13,087

At December 31, 2003 and 2002, the average portfolio durations were approximately five months.

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash and money market funds	$10,584	$—	$—	$10,584
U.S. corporate debt securities maturing within 1 year	177,430	13	(16)	177,427
U.S. corporate debt securities maturing between 1 to 5 years	12,430	4	(20)	12,414
Equity securities and convertible preferred stock	2,305	—	—	2,305

Total cash, cash equivalents and available-for-sale securities	$202,749	$17	$(36)	$202,730

Our investments in equity securities and convertible preferred stock of other biotechnology companies are included in other investments and are carried at the lower of cost or fair market value which totaled $2.3 million as of December 31, 2003.

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Property and Equipment

Property and equipment consisted of the following at December 31:

	2003	2002
	(In thousands)
Laboratory and office equipment	$45,471	$44,798
Software	9,297	9,930
Leasehold improvements	13,413	13,055
Construction-in-progress	4	163

	68,185	67,946
Less accumulated depreciation and amortization	(42,347)	(36,758)

Property and equipment, net	$25,838	$31,188

At December 31, 2003 and 2002, equipment under capital leases was approximately $22.1 million and $31.3 million, respectively, with accumulated amortization of approximately $11.6 million and $15.8 million, respectively.

7.    License Agreement

Effective September 24, 1999, Tularik executed a license agreement with Lilly under which it obtained an exclusive, worldwide, royalty-bearing license to make, use and sell pharmaceutical products containing a compound that Tularik refers to as T64 and is also known as lometrexol. In connection with this agreement, Tularik paid $3.0 million to Lilly as an initial license fee and agreed to make specific milestone and royalty payments upon successful commercialization of T64. Under the agreement, Lilly granted the Company a license to its proprietary technology relating to T64 and also a sublicense under an exclusive license granted to Lilly by Princeton University relating to T64. In June 2002, the Company announced that it had ceased development efforts for T64. In accordance with the terms of the license agreement, the Company terminated the license agreement in January 2003. As a result of this termination, the Company is not obligated to make any further payments of any kind to Lilly.

8.    Commitments

At December 31, 2003, the Company’s aggregate commitments under non-cancelable lease arrangements were as follows:

	Capital Leases	Operating Leases	Build-to- Suit Lease	Operating Sublease Income
	(In thousands)
2004	$7,778	$8,603	$15,304	$(1,227)
2005	5,522	8,225	13,558	(1,307)
2006	3,610	8,004	16,321	(1,755)
2007	315	8,120	17,170	(1,953)
2008	—	5,300	17,670	(2,037)
Thereafter	—	25,749	252,429	(1,405)

Total minimum payments required	17,225	$64,001	$332,452	$(9,684)

Less amount representing interest	(1,171)

Present value of future payments	16,054
Less current portion	(6,691)

	$9,363

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equipment and leasehold improvements financed under capital lease arrangements are included in property and equipment and related amortization is included in depreciation expense. Interest rates on leases range from 5.9% to 10.4%.

In December 2000, the Company entered into a capital lease agreement that provided for up to $7.2 million of equipment financing through November 2001 and carried interest of approximately 8.7%. Eligible equipment included computer, laboratory and office equipment. Upon termination of the lease agreement, the Company is required to renew the lease or purchase the leased equipment at the then existing fair market value. The Company also has the option to buy-out the equipment at set prices six months before termination of the lease. In July 2001, the Company assumed approximately $0.4 million of capital lease liabilities as a result of the acquisition of the CAMD business from Protherics. The leases carry rates ranging from 7.4% to 14.2% and expire in January 2004.

In May 2001, Cumbre entered into a lease agreement and has committed to make $1.2 million in minimum aggregate payments over a seven-year period. Tularik will be guarantor of this lease until Cumbre achieves a net worth of $100 million.

In December 2001, Tularik entered into a build-to-suit lease agreement for three buildings in South San Francisco totaling approximately 282,000 square feet. The facilities became available in part in May 2003 and we will take occupancy of other portions through May 2006. The Company is committed to make $332.5 million in minimum aggregate rental payments over the remaining lease term.

In March 2002, Cumbre entered into a capital lease facility that provides for up to $5.0 million of equipment financing through 2003. In April 2003, the capital lease facility was extended through 2004. The interest rate is determined as draws are made against the capital lease facility and is calculated based on the yield of the three year Treasury Note and will be greater than or equal to the prime rate plus one percent. The interest rate for amounts outstanding as of December 31, 2003 under the capital lease facility ranged from 8.2% to 10.4%. The capital lease facility is collateralized by the underlying equipment. As of December 31, 2003, Cumbre had $0.6 million available under the capital lease facility.

In December 2002, the Company entered into a capital lease facility (the “Facility”), which provides for up to $15.0 million of equipment financing through 2003. The interest rate is determined as draws are made against the Facility and is calculated as the yield of the four year Treasury Note plus 4.1%. The interest rate for amounts outstanding as of December 31, 2003 under the Facility ranged from 5.9% to 6.6%. The Facility is collateralized by the Company’s assets (other than equipment subject to a pre-existing agreement that would prohibit such an encumbrance, and its intellectual property) and contains financial covenants that require the Company to maintain minimum liquidity equal to the greater of five months of operating cash or the product of all outstanding obligations under the Facility multiplied by 1.5. In the event the Company defaults under the financial covenants, the Company would be immediately required to pledge a certificate of deposit equal to the amount outstanding under the Facility. As of December 31, 2003, the Company was in compliance with the covenants and there was $4.8 million available under the Facility.

In May 2003, Cumbre entered into a separate capital lease agreement that provided $0.1 million of equipment financing. This financing has an annual interest rate of 5.9% and a term of three years. The capital lease facility is collateralized by the underlying equipment.

The Company has purchased $2.3 million of corporate debt securities and bank certificates of deposits to collateralize the rent deposit on the build-to-suit facilities. Accordingly, the Company has classified these investments as restricted investments in the accompanying balance sheet.

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense, principally for leased facilities under long-term operating lease commitments, was $18.1 million, $9.1 million and $7.8 million for 2003, 2002 and 2001, respectively. The Company received $2.6 million, $2.2 million and $2.0 million in sublease income in 2003, 2002 and 2001, respectively.

9.    Stockholders’ Equity

Preferred Stock

Concurrent with the closing of the Company’s initial public offering in December 1999, all outstanding shares of preferred stock converted into 26,953,539 shares of common stock of the Company.

Series A Preferred Stock.    In December 2002, the Company’s Board of Directors adopted a Stockholder Rights Plan, pursuant to which all stockholders of record as of January 15, 2003 received rights to purchase shares of a newly created series of preferred stock. Each right entitles the registered holder to purchase from Tularik one one-hundredth of a share of Series A junior participating preferred stock at an exercise price of $110.00 per right, subject to adjustment. The rights will generally become exercisable when a person or group, except under certain circumstances, acquires 20% or more of the Company’s outstanding common stock or ten business days after commencement or announcement of a tender or exchange offer for 20% or more of the Company’s outstanding common stock. If a person or group acquires 20% or more of the Company’s outstanding common stock, all right holders, except such buyer, will be entitled to acquire the Company’s common stock at a discount. In the event that Tularik is acquired in a merger or other business combination transaction or 50% or more of the Company’s consolidated assets or earning power are sold to a person or group who has acquired 20% or more of the Company’s outstanding common stock, proper provision will be made so that each such holder of a right will thereafter have the right to receive, upon the exercise of the right, shares of common stock of the acquiring company that at the time of such transaction will have a market value of two times the exercise price of the right. These rights will expire on January 15, 2013 unless redeemed or exchanged earlier by Tularik. The Company’s Board of Directors may amend the Stockholder Rights Plan without approval of any holders of the rights or redeem the rights prior to the time a person or group acquires 20% or more of the Company’s common stock. To date, the Board of Directors has approved amendments to the Stockholders Rights Plan that permit Amgen to purchase its current holdings without triggering the exercisability of rights under the Stockholder Rights Plan.

Each preferred share will be entitled to a minimum preferential quarterly dividend payment of $1.00 but will be entitled to an aggregate dividend of 100 times the dividend declared per share of common stock. In the event of liquidation, the holders of the preferred shares would be entitled to receive a minimum preferential liquidation payment of $100 per share of preferred stock, plus accrued and unpaid dividends, but will be entitled to an aggregate payment of 100 times the payment made per share of common stock. Each preferred share will have 100 votes, voting together with the shares of common stock. The rights are protected by customary anti-dilution provisions. The preferred shares rank junior to any other series of the Company’s preferred stock.

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

Warrants.    A summary of warrants to purchase common stock at December 31, 2003 is as follows,

Description	Number of Warrants	Exercise Price	Terms in Years	Expiration
Related to the issuance of Series F preferred stock	109,600	$10.00	10	2006
Related to build-to-suit lease agreement	75,000	$6.33	5	2008
Acquisition of Amplicon	169,385	$13.00	7	2004

	353,985

Stock Awards.    During 1997, the Company’s Board of Directors adopted the 1997 Equity Incentive Plan and the 1997 Non-Employee Directors’ Plan (collectively, the “1997 Plans”). Concurrently with the adoption of the 1997 Plans, the Company decided to no longer grant options under the 1991 Stock Plan (“1991 Plan”). The fact that no new options were being issued under the 1991 Plan had no effect on options outstanding under that plan. The 1997 Plans provide for stock options and stock purchase rights to be granted to employees, directors and consultants. Under the 1997 Equity Incentive Plan, shares available for grant are increased by three and one- half percent of the total number of shares outstanding at the end of each year from 1997 to 2006. Options granted under the 1997 Equity Incentive Plan may be incentive stock options or nonstatutory stock options. Exercise prices are determined by the Board of Directors and may not be less than 100% of the fair value of the Company’s common stock (not less than 85% of fair value for nonstatutory stock options granted under the 1997 Equity Incentive Plan) on the date of grant. Options and purchase rights granted under the 1997 Non-Employee Directors’ Plan and granted prior to June 2001 under the 1997 Equity Incentive Plan are exercisable upon grant, subject to repurchase by the Company until vested. Options that were granted after June 2001 are exercisable only upon vesting. Options generally vest over four years and expire no more than ten years from the date of grant.

The Company has elected to follow APB No. 25 and related Interpretations in accounting for its stock options and stock purchase rights because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options and rights.

A summary of the Company’s stock option activity under the 1991 Plan and 1997 Plans and related information follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2001	5,328,375	$10.67
Granted	1,991,035	22.86
Exercised	(1,177,761)	2.03
Forfeited	(212,928)	20.23

Options outstanding at December 31, 2001	5,928,721	16.14
Granted	2,372,020	9.85
Exercised	(656,475)	13.38
Forfeited	(434,997)	21.67

Options outstanding at December 31, 2002	7,209,269	15.00
Granted	4,688,933	9.01
Exercised	(359,521)	3.10
Forfeited	(2,635,192)	22.00

Options outstanding at December 31, 2003	8,903,489	$10.23

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An analysis of options outstanding at December 31, 2003, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.50—$0.75	109,400	1.71	$0.59	109,400	$0.59
$3.00—$5.17	2,339,812	7.12	3.99	1,300,384	3.31
$6.21—$11.91	4,915,937	9.23	9.74	665,070	8.61
$14.00—$28.00	1,496,340	7.22	21.44	961,029	22.25
$33.06—$58.25	42,000	6.43	45.06	37,417	45.96

$0.50—$58.25	8,903,489	8.22	$10.23	3,073,300	$10.74

The information above excludes options to purchase 24,000 shares of common stock with exercise prices from $0.50 to $3.00 granted outside of the Company’s 1991 Plan and 1997 Plans. The weighted average fair value of options granted during 2003, 2002 and 2001 was $5.86, $5.81 and $14.90, respectively.

Option Exchange Program.    On December 19, 2002, the Company announced that its Board of Directors approved a voluntary stock option exchange program for employees other than executive officers. Under the exchange program, employees were offered the opportunity to exchange approximately 2.4 million outstanding stock options with exercise prices equal to or greater than $14.00 per share for new stock options to be granted at an exercise price determined on the date the new stock options were granted. Participating employees received new stock options in exchange for outstanding stock options at an exchange ratio of 1 for 1. In accordance with the exchange program, on January 17, 2003, the Company cancelled approximately 2.1 million of its outstanding stock options. The Company granted new options to purchase approximately 2.1 million shares of its common stock on July 18, 2003, the first business day that was six months and one day after the cancellation of the exchanged options. The exercise price per share of the new options is $10.40, the fair market value of the Company’s common stock at the close of regular trading on July 17, 2003.

Stock Subject to Repurchase.    As of December 31, 2003 and 2002, the Company had approximately 10,458 and 35,365 shares of common stock outstanding, respectively, that were subject to the Company’s lapsing right of repurchase in the event the holder’s association with the Company terminates. These shares are the result of the exercise of unvested stock options by employees. The shares that relate to the exercise of unvested stock options will vest over the four-year vesting period of the underlying exercised stock options.

1999 Employee Stock Purchase Plan.    In November 1999, the Company’s Board of Directors adopted its 1999 Employee Stock Purchase Plan (the “Purchase Plan”), authorizing the issuance of shares of common stock through purchase rights granted to employees or to employees of affiliates, if any. The Purchase Plan authorizes the issuance of a total of 500,000 shares of common stock. This reserve amount will be increased each January 1 beginning January 1, 2001 by the lesser of 500,000 shares of common stock or 1% of the number of shares of common stock outstanding on that date. However, the Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. As of December 31, 2003, 1,013,733 shares of common stock had been issued under the Purchase Plan.

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reserved Shares.    Shares of common stock reserved for future issuance were as follows at December 31:

	2003	2002
Warrants:
Warrants outstanding	353,985	281,985
Reserved for future issuance	—	—
Stock plans:
Options issued from the plans	8,903,489	7,209,269
Options issued outside of the plans	24,000	24,000
Reserved for future grants	588,744	719,148
Purchase Plan	966,619	1,004,515

	10,836,837	9,238,917

10.    Related Party Transactions

At December 31, 2003 and 2002, the Company had $2.2 million and $2.8 million, respectively, in notes receivable from certain employees. The loans were made in connection with relocation and housing expenses. The loans bear interest rates that range from 3.0% to 6.0%, and certain of the loans provide for partial forgiveness based on continued employment. The loans are full-recourse, and amounts forgiven have been recorded as compensation expense. These amounts exclude loans made in connection with stock option exercises that have been recorded in stockholders’ equity in the accompanying financial statements.

During the three year period ended December 31, 2003, one member of Tularik’s Board of Directors and two executive officers of Tularik were on the Board of Directors of Cumbre. As a result of Tularik’s majority voting control in Cumbre, Cumbre’s statement of operations since inception have been fully consolidated with Tularik’s statement of operations. Since inception, no revenue was recognized by Tularik or Cumbre as a result of inter-company research collaborations. None of the consolidated losses of Cumbre have been allocated to the minority stockholders based upon such stockholders’ liquidation preferences.

In May 2001, Cumbre leased approximately 23,000 square feet of research and office space. The lease expires in 2007 but could be extended by exercising two five-year renewal options. Tularik will be the guarantor of this lease until Cumbre achieves a net worth of $100.0 million.

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

One executive officer of Tularik is on the Board of Directors of a company in which Tularik made a $400,000 equity investment and to which Tularik made aggregate payments of $2.3 million under a research collaboration. One executive officer of Tularik is on the Board of Directors of another company in which Tularik made a $1.0 million equity investment.

In May 2002, the Company made a loan of $200,000 to a member of Tularik’s Board of Directors. The loan represents a cash advance on consulting fees that will be earned over a three-year period beginning on the date of

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the loan. Accordingly, $60,000 of the loan was forgiven on May 1, 2003, $70,000 will be forgiven on May 1, 2004 and $70,000 will be forgiven on May 1, 2005, assuming that the consulting services continue through such dates. The loan bears an interest rate of 3.21% per annum.

11.    Employee Savings Plan

The Company has an employee savings plan, which permits substantially all employees to participate and to make contributions by salary reductions as provided in section 401(k) of the Internal Revenue Code of 1986, as amended. All Tularik employees are eligible to participate in the plan as of their first pay period. Employees may authorize pre-tax payroll deduction contributions up to 60% of their gross salary, subject to limitations. In 2003, the Company matched employee contributions with the Company’s shares of common stock at a rate of 50% to a maximum of $3,000 per employee. The Company’s contribution is 100% vested at the end of an employee’s first year of employment. Under this plan, the Company contributed 77,348, 36,737 and 13,703 shares of common stock to employee savings accounts and recognized compensation expense of $452,000, $428,000 and $288,000 in 2003, 2002 and 2001, respectively.

12.    Income Taxes

As of December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $274.7 million and $14.6 million, respectively, which expire in the years 2004 through 2023. The Company also had federal and state research and other tax credit carryforwards of approximately $6.2 million and $6.2 million, respectively, which expire in the years 2007 through 2023 for federal purposes and carryforward for state purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows at December 31:

	2003	2002
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$94,200	$74,600
Research and other credits	10,300	6,600
Capitalized research expenses	9,400	7,000
Other	17,300	9,800

Total deferred tax assets	131,200	98,000
Valuation allowance	(131,200)	(98,000)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $33.2 million and $35.9 million during the years ended December 31, 2003 and 2002, respectively.

Deferred tax assets related to carryforwards at December 31, 2003 include approximately $3.4 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders’ equity.

TULARIK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

13.    Subsequent Event

In February 2004, the Company modified the capital lease facility (the “Facility”—see Note 8) entered into in December 2002. The modification provided for refinancing of the $7.6 million outstanding balance under the Facility at February 26, 2004 and extended to March 2005 the period through which funding of up to $15.0 million can be received. The Facility has a repayment period of 84 months and the interest rate is determined as draws are made against the Facility. The interest rate for the first 48 months is calculated as the yield of the four year Treasury Note plus 2.5%. The interest rate for the remaining 36 months is calculated as the yield on the three year Treasury Note on the first day of the 49th month plus 2.5%. The financial covenants required under the Facility are still in effect. As of February 27, 2004, $5.4 million was available under the Facility.

14.    Selected Quarterly Financial Data (Unaudited)

	Three Months Ended December 31,		Three Months Ended September 30,		Three Months Ended June 30,		Three Months Ended March 31,
	2003	2002	2003	2002	2003	2002	2003	2002
	(In thousands, except per share amounts)
Total revenue	$10,189	$6,960	$8,595	$5,551	$5,233	$6,575	$6,661	$6,176
Net loss	$(25,487)	$(25,969)	$(25,878)	$(22,938)	$(29,529)	$(24,366)	$(24,211)	$(20,555)
Net loss per share, basic and diluted	$(0.40)	$(0.48)	$(0.44)	$(0.45)	$(0.53)	$(0.48)	$(0.44)	$(0.41)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission before April 30, 2004, under the caption “Ratification of Selection of Independent Auditors—Change in Independent Auditors,” and is hereby incorporated by reference.

Item 9A.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Based on their evaluation as of December 31, 2003, our principal executive officer and principal financial officer have concluded that Tularik’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by Tularik in the reports that we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness, accuracy and completeness.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

Certain information required by this item will be contained in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission before April 30, 2004, under the captions “Election of Directors—Nominees for Director and—Information About the Board of Directors—Code of Business Conduct and Ethics” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” and is hereby incorporated by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Stockholders, to be filed with the SEC before April 30, 2004, under the caption “Executive Compensation,” and is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Stockholders, to be filed with the SEC before April 30, 2004, under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Stockholders, to be filed with the SEC before April 30, 2004, under the caption “Certain Transactions,” and is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Stockholders, to be filed with the SEC before April 30, 2004, under the caption “Ratification of Selection of Independent Auditors—Independent Auditors’ Fees” and is hereby incorporated by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this annual report on Form 10-K:

1. Financial Statements—See Index to Consolidated Financial Statements in Item 8 of this annual report on Form 10-K.

2. Financial Statement Schedules—None.

3. Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Registrant.	(1)
3.2	Amended and Restated Bylaws of Registrant.	(2)
4.1	Specimen Common Stock Certificate	(3)
4.2	Amended and Restated Registration Rights Agreement, dated August 15, 1999, between Registrant and holders of Registrant’s Series A, Series B, Series C, Series D, Series E, Series F and Series G preferred stock and holders of warrants to purchase Registrant’s common stock or Series H preferred stock.	(3)
4.3	Investor Rights Agreement, dated as of October 31, 1997, between Registrant and the holders of Registrant’s Series H Preferred Stock.	(3)
4.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock	(4)
4.5	Rights Agreement, dated as of December 11, 2002, between Registrant and Wells Fargo Bank Minnesota, N.A.	(4)
4.6	Form of Rights Certificate.	(4)
4.7	Registration Rights Agreement between Registrant and Amgen Inc. dated June 27, 2003.	(5)
4.8	Amendment No. 1, dated November 10, 2003, to the Registration Rights Agreement between Registrant and Amgen Inc.	(6)
4.9	Amendment to Rights Agreement between Tularik Inc. and Wells Fargo Bank Minnesota, N.A. dated May 21, 2003.	(7)
4.10	Amendment to Rights Agreement between Tularik Inc. and Wells Fargo Bank Minnesota, N.A. dated November 10, 2003.	(8)
10.1	Form of Indemnity Agreement.	(3)(9)
10.2	1991 Stock Plan and related documents.	(3)(9)
10.3	1997 Equity Incentive Plan and related documents.	(3)(9)
10.4	1997 Non-Employee Directors’ Stock Option Plan and related documents.	(3)(9)
10.5	1999 Employee Stock Purchase Plan.	(3)(9)
10.6	Research Agreement between Registrant and Cold Spring Harbor Laboratory, dated October 3, 1997.	(3)(10)
10.7	License Agreement between Registrant and Cold Spring Harbor Laboratory, dated October 3, 1997.	(3)(10)
10.8	Lease Agreement between Leonard Racanelli and The Rosa Racanelli 1998 Trust, dated July 23, 1998.	(3)
10.9	Lease Agreement between Registrant and Brittania Developments, Inc., dated April 20, 1995.	(3)
10.10	Lease Agreement between Registrant and Brittania Developments, Inc., dated February 10, 1998.	(3)
10.11	Amplicon Corp. Stock Option Plan.	(11)
10.12	Collaboration Agreement between Registrant and Japan Tobacco dated June 1, 2000.	(10)(12)
10.13	License Agreement between Registrant and Japan Tobacco dated June 1, 2000.	(10)(12)
10.14	Option Agreement between Registrant and Japan Tobacco dated June 1, 2000.	(10)(12)
10.15	Industrial Lease Agreement between Grand/Roebling Investment Company and Shaman Pharmaceuticals, Inc. dated January 1, 1993, as amended on April 29, 1994.	(13)
10.16	Assignment of Lease between Shaman Pharmaceuticals, Inc. and Tularik Inc., dated March 27, 2001.	(13)

10.17	Third Amendment to Lease between Grand/Roebling Investment Company and Tularik Inc., dated March 27, 2001.	(13)
10.18	Amendment No. 1, dated January 1, 2001, to Collaboration Agreement between Registrant and Japan Tobacco dated June 1, 2000.	(14)
10.19	Amendment No. 1, effective December 12, 1999 to the Registrant’s 1997 Equity Incentive Plan.	(9)(14)
10.20	Amendment No. 2, dated May 31, 2001, to Collaboration Agreement between Registrant and Japan Tobacco dated June 1, 2000.	(10)(14)
10.21	Build-to-Suit Lease Agreement between Registrant and Slough BTC, LLC dated December 20, 2001.	(15)
10.22	Loan Agreement between Registrant and Steven L. McKnight, dated May 1, 2002.	(9)(16)
10.23	Amendment No. 1, effective April 18, 2002, to the Registrant’s 1997 Non-Employee Director’s Stock Option Plan.	(9)(16)
10.24	Collaboration Agreement between Registrant and Sankyo Company, Limited, dated June 10, 2002.	(10)(16)
10.25	Collaboration and License Agreement between Registrant and Amgen Inc. dated May 21, 2003.	(10)(17)
10.26	Stock Purchase Agreement between Registrant and Amgen Inc. dated May 21, 2003.	(7)
10.27	Amendment No. 1, effective January 31, 2004, to 1999 Employee Stock Purchase Plan and related documents.	(9)*
16.1	Letter from Ernst & Young LLP regarding change in certifying accountant.	(18)
21.1	List of Subsidiaries.	*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.	*
23.2	Consent of Ernst & Young LLP, Independent Auditors.	*
24.1	Power of Attorney (included on signature pages hereto).	*
31.1	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.	(19)*
32.1	Certification required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).	(19)*

*	Filed herewith.

(1)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1, as amended (No. 333-89177), and incorporated herein by reference.

(4)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on December 13, 2002, and incorporated herein by reference.

(5)	Filed as an exhibit to Amgen’s 13D/A filed on July 1, 2003, and incorporated herein by reference.

(6)	Filed as an exhibit to Amgen’s 13D/A filed on November 13, 2003, and incorporated herein by reference.

(7)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on May 21, 2003, and incorporated herein by reference.

(8)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on November 12, 2003, and incorporated herein by reference.

(9)	Management contract or compensatory plan or arrangement.

(10)	Confidential treatment has been granted as to specific portions.

(11)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-95605), and incorporated herein by reference.

(12)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(13)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.

(14)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(15)	Filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(16)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(17)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

(18)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on March 19, 2002, and incorporated herein by reference.

(19)	This certification accompanies this annual report on Form 10-K and shall not be deemed “filed” by Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. This certification is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this annual report on Form 10-K), irrespective of any general incorporation language contained in such filing.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the three month period ended December 31, 2003:

(i)	On October 16, 2003, we filed a current report on Form 8-K relating to a press release announcing certain financial results for the quarter ended September 30, 2003.

(ii)	On November 4, 2003, we filed a current report on Form 8-K relating to a press release entitled “Tularik Announces Public Offering of Common Stock,” announcing a proposed public offering of up to 5,000,000 shares of Tularik’s common stock (including 750,000 shares issuable upon exercise of the underwriters’ over-allotment option) pursuant to an effective shelf registration statement.

(iii)	On November 4, 2003, we filed a current report on Form 8-K attaching the consent of PricewaterhouseCoopers LLP to its reference under the heading “Experts” in a prospectus supplement under our shelf registration statement (No. 333-67366) that was declared effective by the SEC on September 21, 2001.

(iv)	On November 5, 2003, we filed a current report on Form 8-K relating to an agreement whereby Amgen Inc. agreed with the underwriters of our proposed public offering, not to dispose of or hedge any of its shares of our common stock or securities convertible into or exchangeable for shares of common stock during the period from the date of the related final prospectus supplement, continuing through the date 90 days after the date of the final prospectus supplement without the prior written consent of the representatives of the underwriters. Goldman, Sachs & Co., in its sole discretion, could release any of the securities subject to the lock-up agreement at any time without notice.

(v)	On November 12, 2003, we filed a current report on Form 8-K relating to an Underwriting Agreement with Goldman, Sachs & Co., SG Cowen Securities Corporation, UBS Securities LLC and SunTrust Capital Markets, Inc. for the sale of 6,000,000 shares of Tularik common stock to the Underwriters. The public offering price was $11.90 per share. In addition, Tularik granted an option to the Underwriters to purchase up to an additional 900,000 shares of its common stock.

(c) Exhibits

See Item 14(a) above.

(d) Financial Statement Schedule

See Item 14(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2004.

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

Signature	Title	Date

/s/ DAVID V. GOEDDEL David V. Goeddel	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2004

/s/ WILLIAM J. RIEFLIN William J. Rieflin	Executive Vice President, Administration (Acting Principal Financial and Accounting Officer)	March 5, 2004

/s/ A. GRANT HEIDRICH, III A. Grant Heidrich, III	Director	March 5, 2004

/s/ EDWARD W. HOLMES Edward W. Holmes	Director	March 5, 2004

/s/ EDWARD R. MCCRACKEN Edward R. McCracken	Director	March 5, 2004

/s/ STEVEN L. MCKNIGHT Steven L. McKnight	Director	March 5, 2004

/s/ CRAIG A.P.D. SAXTON Craig A.P.D. Saxton	Director	March 5, 2004