Form 10-Q
period 2004-03-31
TULARIK INC
filed 2004-05-07
CIK 889057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 20, 2004, 67,339,606 shares of the Registrant’s common stock were outstanding.

TULARIK INC.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TULARIK INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	March 31, 2004	December31, 2003(1)
ASSETS
Current assets:
Cash and cash equivalents	$93,588	$92,730
Short-term investments	81,699	95,281
Prepaid expenses and other current assets	5,939	7,719

Total current assets	181,226	195,730
Property and equipment, net	23,211	25,838
Other investments	5,206	14,719
Restricted investments	2,270	2,270
Other assets	2,321	2,750
Goodwill	3,100	3,100

Total assets	$217,334	$244,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,116	$3,949
Accrued compensation and related liabilities	2,710	3,883
Accrued liabilities	14,044	8,809
Current portion of capital lease obligations	4,722	6,691
Deferred revenue	12,536	18,649

Total current liabilities	37,128	41,981
Long-term portion of capital lease obligations	11,718	9,363
Long-term portion of deferred revenue	9,228	12,350
Other non-current liabilities	4,941	6,375

Total liabilities	63,015	70,069

Minority interest in Cumbre Inc.	26,250	26,250
Stockholders’ equity:
Common stock	67	66
Additional paid-in capital	528,317	524,273
Notes receivable from stockholders	(15)	(15)
Accumulated other comprehensive income	1,611	1,918
Accumulated deficit	(401,911)	(378,154)

Total stockholders’ equity	128,069	148,088

Total liabilities and stockholders’ equity	$217,334	$244,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

TULARIK INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2004	2003
Revenue:
Collaborative research and development	$10,884	$5,061
Technology license fee	—	1,600

	10,884	6,661

Operating expenses:
Research and development	31,557	28,329
General and administrative	3,171	2,976

	34,728	31,305

Loss from operations	(23,844)	(24,644)
Interest and other income	612	839
Interest expense	(525)	(406)

Net loss	$(23,757)	$(24,211)

Basic and diluted net loss per share	$(0.36)	$(0.44)

Weighted-average shares used in computing basic and diluted net loss per share	66,787,117	55,103,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TULARIK INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(23,757)	$(24,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,872	2,919
Amortization of deferred stock compensation	—	28
Amortization of loan discount	10	10
Non-cash stock compensation	655	359
Non-cash license fee revenue	—	(1,600)
Changes in assets and liabilities:
Other assets	2,218	(975)
Accounts payable and other liabilities	1,142	(708)
Deferred revenue	(9,235)	(5,061)

Net cash used in operating activities	(26,095)	(29,239)

Cash flows from investing activities:
Maturities of available-for-sale securities	117,435	136,811
Purchases of available-for-sale securities	(94,308)	(115,404)
Acquisition of property and equipment	(168)	(2,133)

Net cash provided by investing activities	22,959	19,274

Cash flows from financing activities:
Payments of long-term obligations	(1,813)	(2,376)
Proceeds from issuance of long-term obligations	2,148	1,349
Proceeds from notes receivable from stockholders	—	16
Proceeds from issuances of common stock, net	3,672	976

Net cash provided by (used in) financing activities	4,007	(35)

Effect of exchange rates on cash	(13)	(1)

Net change in cash and cash equivalents	858	(10,001)
Cash and cash equivalents at the beginning of the period	92,730	95,670

Cash and cash equivalents at the end of the period	$93,588	$85,669

Supplemental disclosure of non-cash financing activities:
Issuance of warrant in connection with lease amendment	$—	$255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TULARIK INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

The unaudited condensed consolidated financial statements of Tularik Inc. (“Tularik” or the “Company”) reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position at March 31, 2004 and the Company’s consolidated results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

The year-end balance sheet data were derived from audited consolidated financial statements at that date, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Stockholders are encouraged to review the Form 10-K for a broader discussion of the Company’s business and the opportunities and risks inherent therein. Copies of the Form 10-K are available from the Company upon request.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Tularik, its majority-owned subsidiary, Cumbre Inc., and Tularik’s wholly owned subsidiaries, Amplicon Corporation, Tularik Pharmaceutical Company, Tularik GmbH and Tularik Limited.

It is the Company’s policy to not allocate losses to any minority interests of Cumbre to the extent that such losses reduce the minority interests below the third-party minority stockholders’ liquidation preferences. As a result of this policy, 100% of Cumbre’s net loss has been included in the Company’s determination of net loss for the three-month periods ended March 31, 2004 and 2003.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Under previous guidance, issuers could account for those financial instruments as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, certain elements of SFAS No. 150 were deferred to fiscal periods beginning after December 15, 2004. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of the effective elements of SFAS No. 150 had no material impact on our financial statements. We do not expect the adoption of the deferred elements of SFAS No. 150 to have a material impact on our financial statements.

In December 2003, the FASB issued a revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (“VIE”) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R are effective in the first quarter of fiscal 2004. The adoption of FIN 46R did not have a material impact on our financial statements.

Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Numerator:
Net loss	$(23,757)	$(24,211)

Denominator:
Weighted-average shares of common stock outstanding	66,797	55,133
Less: weighted-average shares subject to repurchase	(10)	(30)

Weighted-average shares used in computing basic and diluted net loss per share	66,787	55,103

Basic and diluted net loss per share	$(0.36)	$(0.44)

Outstanding options and warrants to purchase in the aggregate 8,968,674 shares of common stock at March 31, 2004 and 6,417,808 shares of common stock at March 31, 2003 were excluded from diluted earnings calculations for the three-month periods ended March 31, 2004 and 2003, respectively, because inclusion of options and warrants would have an anti-dilutive effect on losses in these periods. At March 31, 2004 and 2003, 10,333 and 22,111 shares of common stock, respectively, were subject to repurchase.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive gain/loss. Other comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses on Tularik’s investments and the effect of foreign currency exchange rate fluctuations are included in accumulated other comprehensive loss. Comprehensive loss and its components for the three-month periods ended March 31, 2004 and 2003 are as follows (in thousands):

	Three months ended March 31,
	2004	2003
Net loss	$(23,757)	$(24,211)
Change in unrealized gain on equity investments	33	(47)
Change in cumulative translation adjustment	(340)	(488)

Comprehensive loss	$(24,064)	$(24,746)

Restricted Investments

As of March 31, 2004, the Company held $2.3 million of bank certificates of deposit to collateralize the rent deposit on the Company’s new facilities in South San Francisco, California. Accordingly, the Company has classified these investments as restricted investments in the accompanying balance sheets.

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

For employee stock options granted subsequent to the Company’s initial public offering, the value was estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted-average assumptions were used for 2004 and 2003, respectively: a risk free interest rate of 2.91%; volatility factors of the expected market price of the Company’s common stock of 0.70 and 0.75; no dividend yield; and a weighted-average expected life of the options of 4.5 years. Pro forma information follows for the three-month periods ended March 31 (in thousands, except per share amounts):

	2004	2003
Net loss, as reported	$(23,757)	$(24,211)
Add: Deferred compensation amortization included in net loss	—	28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,009)	(10,047)

Pro forma net loss	$(27,766)	$(34,230)

Loss per share (basic and diluted):
As reported	$(0.36)	$(0.44)

Pro forma	$(0.42)	$(0.62)

Agreement to Merge with Subsidiary of Amgen Inc.

On March 28, 2004, the Company entered into an Agreement and Plan of Merger with Amgen and Arrow Acquisition, LLC, a wholly owned subsidiary of Amgen. The merger is subject to the satisfaction of certain closing conditions, including the approval of the Company’s stockholders and the expiration or termination of waiting periods under United States antitrust laws. Under the terms of the merger agreement, the Company will merge with and into Arrow Acquisition, LLC. In the merger, the Company will become a wholly owned subsidiary of Amgen and each issued and outstanding share of the Company’s common stock, except shares owned by the Company, Amgen or any wholly owned subsidiary of the Company or Amgen, will be converted into the right to receive that number of shares of common stock of Amgen equal to the quotient obtained by dividing $25.00 by the average of the per share closing prices of Amgen’s common stock as reported on the NASDAQ National Market for the ten trading day period ending two trading days prior to the closing date of the merger. In addition, each outstanding option to purchase the Company’s common stock will be exchanged for stock options of Amgen based on the exchange ratio used in the conversion of the Company’s common stock into Amgen’s common stock. During the first quarter of 2004, the Company incurred approximately $411,000 in merger costs.

Lease Amendment

On March 26, 2004, the Company amended the lease agreement relating to three buildings in South San Francisco. Under the previously amended terms of the lease agreement, the Company was to occupy the third building (approximately 93,000 square feet) beginning in May 2005. Under the terms of the March 2004 amendment, the Company will occupy the third building in January 2007. As consideration for the occupancy deferral, the Company made a one-time payment of $600,000 and will pay ground lease rent of $125,000 to $200,000 per month for the period from January 2004 through December 2006. Additionally, the Company has the option to further defer the occupancy of the third building until January 2008 by paying ground lease rent in the amount of $275,000 per month throughout 2007. If the Company decides to defer occupancy of the third building until January 2008, the Company must provide 15 months’ advance written notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this report and our 2003 consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003. Operating results are not necessarily indicative of results that may occur in future periods.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about:

•	our proposed merger with a subsidiary of Amgen;

•	the lawsuits arising out of our proposed merger with a subsidiary of Amgen;

•	our strategy;

•	the progress of our research programs, including clinical testing;

•	the sufficiency of our cash resources;

•	intellectual property matters;

•	revenues from existing and new collaborations;

•	product development; and

•	our research and development and other expenses.

These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will” and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including those set forth in this Item 2 and those described in our Annual Report on Form 10-K for the year ended December 31, 2003, including under “Business—Risk Factors.” We undertake no obligation to release publicly any revisions to the forward-looking statements or to reflect events and circumstances after the date of this document.

Overview

Tularik seeks to discover and develop a broad range of novel and superior orally available medicines that act through the regulation of gene expression. Tularik’s scientific platform is focused on three therapeutic areas: cancer, immunology and metabolic disease. We currently have five drug candidates in clinical trials. T67 is in a pivotal clinical trial for the treatment of hepatocellular carcinoma (HCC). T607 is in phase 2 clinical trials for the treatment of gastric cancer and esophageal cancer. T487, for the treatment of inflammatory diseases, and T131, for the treatment of type 2 diabetes, are in phase 2 clinical trials. T71, for the treatment of obesity, is in a phase 1 clinical trial to evaluate safety and pharmacokinetic profile. We have established strategic research partnerships with Amgen and Sankyo Company, Limited.

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

Consolidation

Our consolidated financial statements include the results of Tularik Inc. in the United States and the results of the following subsidiaries:

Subsidiary Name	Location	Ownership
Amplicon Corporation	United States	Wholly owned
Tularik Pharmaceutical Company	United States	Wholly owned
Cumbre Inc.	United States	Majority-owned
Tularik GmbH	Germany	Wholly owned
Tularik Limited	United Kingdom	Wholly owned

Transactions and accounts between the Company and each of its subsidiaries have been eliminated. For non-United States operations, local currencies are the functional currencies. All assets and liabilities of foreign subsidiaries are translated into United States dollars at current exchange rates, equity is translated at historical rates and net losses are translated at the average exchange rates for the reporting periods. Aggregate gains and losses on currency exchange are included in other comprehensive income as a component of stockholders’ equity.

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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2004, these investment securities were classified as available-for-sale and consequently were recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

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

Agreement to Merge with Subsidiary of Amgen Inc.

On March 28, 2004, we entered into an Agreement and Plan of Merger with Amgen and Arrow Acquisition, LLC, a wholly owned subsidiary of Amgen. The merger is subject to the satisfaction of certain closing conditions, including the approval of our stockholders and the expiration or termination of waiting periods under United States antitrust laws. Under the terms of the merger agreement, we will merge with and into Arrow Acquisition, LLC. In the merger, we will become a wholly owned subsidiary of Amgen and each issued and outstanding share of our common stock, except shares owned by us, Amgen or any wholly owned subsidiary of us or Amgen, will be converted into the right to receive that number of shares of common stock of Amgen equal to the quotient obtained by dividing $25.00 by the average of the per share closing prices of Amgen’s common stock as reported on the NASDAQ National Market for the ten trading day period ending two trading days prior to the closing date of the merger. In addition, each outstanding option to purchase our common stock will be exchanged for stock options of Amgen based on the exchange ratio used in the conversion of our common stock into Amgen’s common stock. During the first quarter of 2004, we incurred approximately $411,000 in merger costs and we expect to incur significant additional merger-related costs in the remainder of 2004. We expect total merger-related costs during 2004 to be in the range of $20.0 million to $25.0 million, primarily due to financial advisory, legal and accounting fees. The majority of the merger-related costs expected to occur in 2004 are contingent upon the consummation of the merger and, accordingly, are not expected to significantly impact our results of operations unless and until the merger is consummated. If the merger agreement is terminated under certain circumstances specified in the merger agreement, we may be required to pay a termination fee of $50.0 million to Amgen or reimburse Amgen for up to $10.0 million of Amgen’s expenses related to the proposed merger.

Results of Operations

For the quarter ended March 31, 2004, we incurred a net loss of $23.8 million, or $0.36 per share, compared to a net loss of $24.2 million, or $0.44 per share, for the same period in 2003.

Collaborative research and development revenue was $10.9 million for the quarter ended March 31, 2004, compared to $5.1 million for the quarter ended March 31, 2003. Revenues for the first quarter of 2004 increased as compared to 2003 by $3.1 million due to our collaboration with Amgen that was signed in May of 2003 and by $0.1 million due to the expansion of our collaboration with Sankyo. Additionally, revenue increased by $2.9 million due to the termination effective May 2004 of the research portion of our metabolic disease collaboration with the pharmaceutical division of Japan Tobacco Inc. No agreement was reached with Japan Tobacco for a research collaboration of a reduced scope. The increases in revenue were partially offset by a $0.3 million decline in revenue from our collaboration with Medarex. Unless we enter into new or expanded corporate collaborations, we expect collaborative research and development revenue to decline for the foreseeable future.

We did not have any revenue from technology licenses in 2004. Revenue from technology licenses was $1.6 million for the quarter ended March 31, 2003. The revenue for the quarter ended March 31, 2003 related to receipt of preferred stock of a private company in exchange for a license to certain technology and the assignment of certain patents. The value attributed to the preferred stock was our estimate of fair value as of the date of receipt. Our estimate was based on information then available to us, including the most recent purchase price for the preferred stock by unrelated third parties, market conditions and the private company’s business progress.

Research and development expenses were $31.6 million for the quarter ended March 31, 2004, compared to $28.3 million for the quarter ended March 31, 2003. The increase in 2004 as compared to 2003 was primarily attributable to a $2.5 million increase in costs related to research and development overhead and a $0.8 million increase in costs related to our clinical trial programs. We expect research and development expenses to increase in future periods as new and existing drug candidates continue to advance into later stages of development.

General and administrative expenses were $3.2 million for the quarter ended March 31, 2004, compared to $3.0 million for the quarter ended March 31, 2003. The increase in 2004 as compared to 2003 was due to a $0.4 million increase in legal costs due to the proposed merger with a subsidiary of Amgen. The increased legal costs were partially offset by a $0.1 million decrease in recruiting costs and a $0.1 million decrease in accounting costs. We expect that general and administrative costs will increase in the near term as a result of legal, accounting, filing fees and other costs to be incurred in connection with the proposed merger with a subsidiary of Amgen and in the future to support continued growth of our research and development efforts.

Interest income was $0.6 million for the quarter ended March 31, 2004, compared to $0.8 million for the quarter ended March 31, 2003. The decrease in 2004 as compared to 2003 was due to lower yields on our investment portfolio.

Liquidity and Capital Resources

Since inception, our primary sources of funds have been the sale of equity securities, capital lease financings, non-equity payments from collaborators and interest income. Combined cash, cash equivalents and investments (both current and non-current) totaled $180.5 million at March 31, 2004 (including $10.1 million attributable to our majority-owned subsidiary, Cumbre Inc.), a decrease of $22.2 million from December 31, 2003. The decrease was due to the use of $26.1 million to fund operations, the repayment of long-term debt of $1.8 million and the acquisition of property and equipment for $0.1 million. These reductions were partially offset by $2.1 million in proceeds from the issuance of long-term obligations and $3.7 million in proceeds from the issuance of common stock and from notes paid by stockholders. As of March 31, 2004, the average maturity of available-for-sale securities was approximately 137 days.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We believe that our cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through the first quarter of 2006. This estimate excludes the cash and investment securities of Cumbre Inc., our majority-owned subsidiary, as well as the funding of Cumbre’s operating plan. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:

•	whether the proposed merger with a subsidiary of Amgen closes;

•	the progress of our pre-clinical and clinical development activities;

•	the costs and timing of regulatory approvals;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of the development efforts of our collaborators;

•	our ability to establish and maintain current and new collaboration and licensing arrangements;

•	a decision to make additional investments in Cumbre Inc. in the event Cumbre is unable to receive equity and debt financing from third parties;

•	our ability to achieve our milestones and receive funding under collaboration arrangements;

•	the costs involved in enforcing patent claims and other intellectual property rights;

•	the costs of establishing sales, marketing and distribution capabilities; and

•	our ability to sublease our former facilities.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve for at least several years, we expect to finance future cash needs through the sale of equity securities, strategic collaborations and debt financing as well as interest income earned on cash balances. In August 2001, we filed a registration statement on Form S-3 to offer and sell common stock and debt securities in one or more offerings up to a total amount of $250.0 million. Currently, $135.7 million remains available on the Form S-3, and we have no current commitments to offer and sell any securities that may be offered or sold pursuant to such registration statement. We cannot assure you that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, such financing or arrangements will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may also adversely affect our ability to operate as a going concern. One of the factors considered by our Board of Directors in approving the merger agreement was Amgen’s robust and diverse revenue base, financial strength and cash reserves sufficient to fund future research and development of the product candidates in our pipeline. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

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

General Option Information

Summary of Option Activity

		Options Outstanding
(Shares in thousands)	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
December 31, 2002	719	7,209	$15.00
Grants	(4,689)	4,689	8.92
Exercises	—	(360)	2.97
Forfeitures (1)	2,635	(2,635)	22.45
Additional shares reserved	1,923	—

December 31, 2003	588	8,903	10.23
Grants	(77)	77	17.57
Exercises	—	(318)	7.13
Forfeitures (1)	70	(70)	10.88
Additional shares reserved	2,321	—

March 31, 2004	2,902	8,592	$10.38

(1)	We currently grant shares only under our 1997 Plans. Forfeitures from options granted under the previous plan are not added to the shares reserved for issuance under the 1997 Plans.

In-the-Money and Out-of-the-Money Option Information

	As of March 31, 2004
	Exercisable		Unexercisable		Total
	Shares	Wtd.- Avg. Exercise Price	Shares	Wtd.- Avg. Exercise Price	Shares	Wtd.- Avg. Exercise Price
	(Shares in thousands)
In-the-Money	4,060	$9.95	4,282	$9.72	8,342	$9.83
Out-of-the-Money (1)	208	30.75	42	27.70	250	30.24

Total Options Outstanding	4,268		4,324		8,592

(1)	Out-of-the-money options are those options with an exercise price equal to or greater than $24.55, the fair market value of Tularik common stock at the close of business on March 31, 2004.

Distribution and Dilutive Effect of Options

Employee and Executive Officer Option Grants

	2004	2003	2002
Net grants during the year as % of outstanding shares	0.12%	7.07%	4.32%
Grants to Named Executive Officers* during the period as % of outstanding shares	—%	1.55%	1.02%
Grants to Named Executive Officers* during the period as % of total options granted	—%	21.86%	23.61%

*	“Named Executive Officers” refers to our chief executive officer and our four other most highly compensated executive officers as defined under federal securities laws.

RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information included in this report on Form 10-Q, you should carefully consider the risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2003 before purchasing our common stock. If any of the following risks actually occurs, our business could be materially harmed and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our common stock could decline, and you might lose all or part of your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also harm our business. If any of these additional risks and uncertainties occurs, the trading price of our common stock could decline, and you might lose all or part of your investment.

There are material risks related to the potential failure to consummate the proposed merger with a subsidiary of Amgen.

Failure to consummate the proposed merger with a subsidiary of Amgen could negatively impact our stock price and future business and operations. If the merger with a subsidiary of Amgen is not consummated for any reason, we may be subject to a number of material risks, including the following:

•	we may be required under certain specific circumstances to pay a termination fee of $50.0 million to Amgen or reimburse Amgen for up to $10.0 million of Amgen’s merger-related expenses;

•	the price of our common stock may decline, as the current market price of that stock may reflect an assumption that the proposed merger will be consummated and that our stockholders will become stockholders of Amgen upon closing of the merger;

•	we must pay certain expenses related to the proposed merger, including substantial legal, accounting and other merger-related fees even if the merger is not consummated, which could affect our results of operations and cash liquidity, and potentially our stock price;

•	current and prospective employees may experience uncertainty about their future role with the Company, which may adversely affect our ability to attract and retain key management, research and development, manufacturing and other personnel; and

•	if our Board of Directors decides to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent price to that which would have been obtained in the proposed merger with a subsidiary of Amgen.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

We have generated operating losses since we began operations in November 1991. Net losses were $23.8 million in the first quarter of 2004 and $24.2 million in the first quarter of 2003. Net losses were $105.1 million in 2003, $93.8 million in 2002 and $48.6 million in 2001. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. To date, we have no products that have generated any revenue. As of March 31, 2004, we had an accumulated deficit of approximately $401.9 million. Even if we succeed in developing a commercial product, we expect to incur losses for at least the next several years, and we expect that our losses will increase as we expand our research and development activities. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. If the time required to generate product revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. We do not anticipate that we will generate product revenues until at least 2006, and we do not anticipate that we will achieve profitability for at least several years after generating significant product revenues. If we fail to obtain the necessary capital, we will not be able to fund our operations.

Because our product candidates are in an early stage of development, there is a high risk of failure.

We have no products that have received regulatory approval for commercial sale. All of our product candidates, except T67, are in early stages of development, and we face the risks of failure inherent in developing drugs based on new technologies. Except for T67, none of our product candidates has advanced beyond Phase 2 clinical trials. In addition, none of our prospective products, including T67, is expected to receive regulatory approval and be commercially available until at least 2006.

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

We do not know whether our existing or any future clinical trials will demonstrate safety and efficacy sufficient to obtain the requisite regulatory approvals or will result in marketable products. Failure to adequately demonstrate the safety and efficacy of our products under development would prevent receipt of FDA approval and, ultimately, commercialization of our product candidates.

For additional information concerning the testing of our prospective products, see “Business—Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

For additional information concerning regulatory approval of our prospective products, see “Business—Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Failure to attract, retain and motivate skilled personnel and cultivate relationships with leading clinicians and scientists will delay our product development programs and our research and development efforts.

We had approximately 403 employees as of March 31, 2004, including employees of our majority-owned subsidiary, Cumbre Inc. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians and scientists. Competition for skilled personnel is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled chemists and clinical development personnel. Currently, we do not have employment contracts with any of our management, scientific or development personnel. We also do not carry any “key person” insurance. We are highly dependent on certain of our management, scientific and development personnel. In particular, the loss of the services of David V. Goeddel, Ph.D., our chief executive officer, could impede significantly the achievement of our research and development objectives, our relationships with existing and potential collaborators and the development of our product candidates. Pursuant to the merger agreement, Arrow Acquisition, LLC has executed employment agreements with Dr. Goeddel and our executive vice president for operations, Terry Rosen, Ph.D., to become effective on the consummation of the merger. In addition to our employees, we rely on the expertise and services of certain leading clinicians and scientists to act as consultants, clinical study investigators and/or advisory board members. If we fail to obtain, and in some cases maintain, productive and collaborative relationships with certain clinicians and scientists, our product development programs and our research and development efforts may be delayed. We do not know if we will be able to attract, retain or motivate personnel or cultivate or maintain key relationships. The announcement of the proposed merger with a subsidiary of Amgen could have a negative impact on our efforts to do so.

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

We rely, to a significant extent, on our corporate collaborators to provide funding in support of our research and to jointly conduct some research and pre-clinical testing functions. Currently we are dependent on active collaborations with Amgen, Sankyo and the pharmaceutical division of Japan Tobacco. The collaboration agreement with Amgen may be terminated by either party upon a material breach by the other party that has not been cured. The collaboration agreement with Sankyo provides that Sankyo may terminate the agreement at the end of each year if intellectual property considerations prevent the collaboration from working with the targets being pursued in the collaboration. Further, either party may terminate the agreement at any time upon a material breach by the other party. The research support for the collaboration with Japan Tobacco will terminate on May 31, 2004, the end of the fourth year of the five-year research collaboration. The development portion of the collaboration may be terminated by either party upon a material breach by the other party. In each of the Sankyo and Japan Tobacco collaborations, each party may elect to terminate its co-development obligations with respect to, and profit-sharing interest in, a given collaboration product, with immediate effect upon written notice to the other party. In the Amgen collaboration, Amgen may elect to terminate development of a given collaboration product with immediate effect, upon written notice to us.

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

The continuation of any of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations. All of our corporate collaborations have terms of five or fewer years, which is less than the period required for the discovery, clinical development and commercialization of most drugs. Certain of our corporate collaboration agreements provide that, upon expiration of a specified period after commencement of the agreement, the corporate collaborator has the right to terminate the agreement on short notice, and may permit termination without cause. Our collaboration with Merck & Co., Inc. was terminated by Merck in March 1999, our collaboration with Sumitomo Pharmaceuticals Co., Ltd. expired in January 2000, our collaboration with Taisho Pharmaceutical Co., Ltd. was terminated by Taisho in March 2000, our collaboration with Knoll AG was terminated in October 2001, our collaboration with the pharmaceutical division of Japan Tobacco on obesity expired in September 2001, our collaboration with the pharmaceutical division of Japan Tobacco on lipid disorders was terminated in April 2002, our collaboration with the Roche Bioscience division of Syntex (U.S.A.) LLC relating to inflammation expired in July 2003 and the research portion of our collaboration with Eli Lilly and Company relating to the treatment of blood clots expired in December 2001. Our existing corporate collaboration agreements, such as the agreement with the pharmaceutical division of Japan Tobacco, also may terminate before the full term of the collaborations. Moreover, we may not be able to renew our current collaborations on acceptable terms, if at all. If funding from one or more of our corporate collaborations was reduced or terminated, we would be required to devote additional internal resources to product development or scale back or terminate some development programs or seek alternative corporate collaborators.

There have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future corporate collaborators. If business combinations involving any of our corporate collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our corporate collaborations.

We may not be able to negotiate additional corporate collaborations on acceptable terms, if at all, and these collaborations may not be successful. Further, the announcement of our proposed merger with a subsidiary of Amgen could have a negative impact on our efforts to negotiate additional corporate collaborations or extend existing ones. Our quarterly operating results may fluctuate significantly depending on the initiation of new corporate collaboration agreements or the limitation, termination or expiration of existing corporate collaboration agreements.

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

If our competitors are better able to attract and/or retain qualified personnel or collaborators; develop, license or acquire proprietary technology that is superior to our technology; or develop and market products that are more effective than our product candidates, our commercial opportunity will be reduced or eliminated.

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

Our competitors include fully integrated pharmaceutical companies and biotechnology companies with large drug and target discovery efforts as well as universities and public and private research institutions. We estimate that we have at least 20 competitors in the cancer area, including Bristol-Myers Squibb. Competition for T67 and T607 could include approved tubulin binding drugs, such as Taxol®, Taxotere®, navelbine, vincristine and vinblastine, and Thymitaq®, a systemic chemotherapy, and ADI-PEG 20, an argininedeiminase conjugated to polyethylene glycol, that are in Phase 3 testing for HCC, and a raf kinase inhibitor in Phase 2 testing. We estimate that we have at least 20 competitors in the immune disorders area, including Novartis. There are several drugs approved for the treatment of rheumatoid arthritis and/or psoriasis, such as Enbrel®, Remicade® and Raptiva®, and many therapies in development, such as P38 map kinase inhibitors, that could compete with T487. We estimate that we have at least 15 competitors in the metabolic diseases area, including GlaxoSmithKline. There are a number of drugs in development that target PPARgamma (peroxisome proliferator-activated receptor gamma), as does our drug candidate T131, and there are two compounds targeting PPARgamma already on the market (Actos® and Avandia®). Competition for T71 includes approved compounds Xenical® and Meridia® and a number of drugs in development, such as rimonabant, axokine and a neuropeptide Y 5 antagonist, all of which are in Phase 3 trials for the treatment of obesity. In addition, companies pursuing different but related fields, such as gene therapy, represent substantial competition.

Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do. In addition, these organizations also compete with us to:

•	attract and retain qualified personnel;

•	attract parties for acquisitions, joint ventures or other collaborations; and

•	license or acquire technology that is competitive with or required to commercialize the technology we are practicing.

We may be disadvantaged in our attempts to compete in these areas by the fact that we have announced the proposed merger with a subsidiary of Amgen, and we cannot assure you that we will be able to attract or retain the personnel and collaborators necessary to support the growth of our business in the event the proposed merger with a subsidiary of Amgen is not consummated.

For additional information regarding the competition we face, see “Business–Competition” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

As of March 31, 2004, we held more than 105 U.S. patents and had approximately 100 patent applications pending before the United States Patent and Trademark Office. For some of our discoveries, corresponding non- U.S. patent protection has been received or is pending. Aspects of all of our product candidates that are in clinical trials are covered by issued patents and/or pending applications in the U.S. and in foreign countries that we consider to be important commercial opportunities. Based on the subject matter claimed therein, our patents can be categorized as compound-related, including patents covering product candidates, research-related, including patents covering gene sequences and assay methodologies, or diagnostic-related, including patents covering methods of diagnosing disease states and methods of selecting appropriate treatment regimens for disease states. Of the more than 105 U.S. patents that we hold, approximately 31 patents are compound-related, having expiration dates between 2016 and 2021, more than 70 patents are research-related, having expiration dates between 2012 and 2020, and approximately four patents are diagnostic-related, having expiration dates in 2019. Subject to possible patent term extension, the entitlement for which and the term of which we cannot predict, patent protection in the U.S. covering the compounds for our T67 and T607 product candidates will expire in 2016 and 2019, respectively. In addition, for T131, T487 and T71, our other product candidates that are in clinical trials, patent applications are pending, but no patents have yet issued. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.

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

Our research and development collaborators may have rights to publish data and other information in which we have rights. In addition, we sometimes engage individuals or entities to conduct research that may be relevant to our business. The ability of these individuals or entities to publish or otherwise publicly disclose data and other information generated during the course of their research is subject to certain contractual limitations. The nature of the limitations depends on various factors, including the type of research being conducted, the ownership of the data and information and the nature of the individual or entity. In most cases, these individuals or entities are, at the least, precluded from publicly disclosing our confidential information and are only allowed to disclose other data or information generated during the course of the research after we have been afforded an opportunity to consider whether patent and/or other proprietary protection should be sought. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our technology and other confidential information, then our ability to receive patent protection or protect our proprietary information will be imperiled. See “Business–Patents and Other Proprietary Rights” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. Our estimates are based on present facts and a variety of assumptions. Many of the assumptions underlying the estimates are outside of our control. If milestones are not achieved when we expect them to be, investors could be disappointed and our stock price could decrease.

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

We currently have no sales, marketing or distribution capability. In order to commercialize any products, we must internally develop sales, marketing and distribution capabilities or make arrangements with a third party to perform these services. We intend to market some products directly and rely on relationships with one or more pharmaceutical companies with established distribution systems and direct sales forces to market other products. To market any of our products directly, we must develop a marketing and sales force with technical expertise and with supporting distribution capabilities. We may not be able to establish in-house sales and distribution capabilities or necessary relationships with third parties. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties. Such efforts may not be successful and are outside of our control.

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

We may raise additional financing through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. In connection with our collaboration agreement with Amgen, subject to certain closing conditions, Amgen is obligated to purchase $40.0 million in newly issued Tularik common stock over the next three years, which will result in dilution to our existing stockholders. However, Amgen’s obligation to purchase additional shares of Tularik common stock has been suspended until either the termination or consummation of our merger with a subsidiary of Amgen. Upon consummation of the proposed merger, Amgen’s obligation will be terminated. To the extent that we raise additional funds through collaboration and licensing arrangements, it will be necessary to relinquish some rights to our technologies or product candidates and we may grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to continue developing our products and we may not become profitable.

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

As of March 31, 2004, our directors, executive officers and holders of 5% or more of our outstanding common stock and their affiliates beneficially owned approximately 25.8% of our common stock. Accordingly, they collectively have the ability to influence significantly the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

As of March 31, 2004, Amgen owned 13,952,885 shares of our common stock, which represented approximately 21.0% of our outstanding common stock. These shares held by Amgen are eligible for resale in the public markets, subject to applicable securities laws, including Rule 144. Of these shares, 3,500,000 shares are subject to a one-year holding period under Rule 144, and a one-year contractual lock-up, and may not be resold pursuant to Rule 144 prior to June 2004. To the extent that Amgen is deemed to be an “affiliate” of ours for purposes of the federal securities laws, Amgen’s ability to resell any of its shares in the public markets pursuant to Rule 144 would be subject to the volume and manner of sale restrictions and the notice requirement of Rule 144. In general, under Rule 144, Amgen’s sales in any three-month period could not exceed the greater of 1% of our outstanding shares or the average weekly trading volume of our common stock in the four weeks leading up to Amgen’s filing of a notice of intent to sell. In addition, we have entered into a registration rights agreement with Amgen under which Amgen may require us to register for resale all of these shares. If Amgen sells its shares pursuant to a registration statement, its sales of our common stock would not be subject to the Rule 144 limitations described above. In addition, if Amgen is deemed not to be an “affiliate” of ours, its sales of our common stock would not be subject to the Rule 144 limitations described above, other than with respect to 3,500,000 of the shares. In addition, for as long as Amgen owns 10% or more of our outstanding common stock, Amgen will be subject to the short swing trading provisions of Section 16 of the Securities Exchange Act of 1934, as amended. Depending on the circumstances, these provisions may provide some economic disincentive for Amgen to sell shares in the open market or otherwise. Any decision by any large stockholder, including Amgen, to sell substantial amounts of our stock could depress our stock price.

Our stock price is volatile, and your investment in our stock could decline in value.

The market prices for securities of biotechnology companies, including our stock, have been highly volatile and may continue to be highly volatile in the future. During 2004, our common stock has traded between $16.45 and $24.55 per share. The following factors, in addition to other risk factors described in this filing, may have a significant impact on the market price of our common stock:

•	adverse results or delays in clinical trials;

•	market conditions for pharmaceutical and biotechnology stocks generally;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	events related to the proposed merger with a subsidiary of Amgen and/or the operating results or stock price of Amgen;

•	litigation, including the three purported class action lawsuits filed in response to our announcement of the proposed merger with a subsidiary of Amgen;

•	expenditures on merger-related costs if the merger with a subsidiary of Amgen is not consummated;

•	general economic and other external factors or other disasters, wars or crises; or

•	period-to-period fluctuations in financial results.

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

In December 2002, our Board of Directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition that is beneficial to our stockholders by diluting the ability of a potential acquiror to acquire us. Pursuant to the terms of the plan, when a person or group, except under certain circumstances including the proposed merger with a subsidiary of Amgen, acquires 20% or more of our outstanding common stock or ten business days after commencement or announcement of a tender or exchange offer for 20% or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 20% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquiror’s rights would not become exercisable for our shares of common stock at a discount, the potential acquiror would suffer substantial dilution and could lose its ability to acquire us. In addition, the existence of the plan itself could deter a potential acquiror from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

The financial results of Cumbre may impact our future operating results.

The financial results of Cumbre, our majority-owned subsidiary, are consolidated with our own. In the first quarters of 2004 and 2003, Cumbre generated net losses of approximately $1.9 million and $1.8 million, which represented approximately 8% and 7% of our consolidated net losses, respectively. In 2003, 2002 and 2001, Cumbre generated net losses of approximately $7.6 million, $6.5 million and $1.7 million, which represented approximately 7%, 7% and 3% of our consolidated net losses, respectively. While two of our executive officers are on the board of directors of Cumbre and another member of Cumbre’s board of directors is on our Board of Directors, the operating goals of Cumbre are different from our goals. Cumbre is focused on building an infrastructure to support drug discovery, while we are using our existing drug discovery infrastructure to advance drug candidates through the development process. Cumbre’s capital expenditures and operating expenses are expected to grow at a faster rate than ours, which may have a significant impact on our future consolidated operating results. Cumbre’s expected faster growth relates to the costs required to build the infrastructure to support Cumbre’s drug discovery efforts. As of March 31, 2004, we owned approximately 52% of the outstanding shares of Cumbre’s capital stock and approximately 48% of Cumbre’s capital stock on a fully diluted, as converted basis (which assumes the exercise of warrants to purchase 76,000 shares of Cumbre’s capital stock, the exercise of options to purchase 2,169,967 shares of Cumbre’s common stock and the conversion of all of Cumbre’s preferred stock outstanding at March 31, 2004). Cumbre may issue additional options subsequent to March 31, 2004. These options may dilute our ownership interest in Cumbre.

The class action lawsuits filed as a result of the proposed merger with a subsidiary of Amgen create material risks that could depress our stock price.

As of the date of this filing, we are aware of three purported class action lawsuits that have been filed against us, our Board of Directors and Amgen in connection with the proposed merger. Among other things, these lawsuits seek to prevent the closing of the merger. The time for the defendants to respond to the complaints has not yet expired and, to date, no motions have been filed by any of the parties to the lawsuits. We believe that these lawsuits are meritless and intend to vigorously defend against the allegations in the complaints. However, due to the uncertainties inherent in these types of matters, no assurance can be given as to the outcome of these lawsuits. One or more of these suits could prevent the closing of the merger (a material risk that is addressed above), or otherwise have a material adverse effect on our business, financial condition or results of operations. If stockholders view the lawsuits as a material risk, it could depress our stock price. Defending these lawsuits will result in the diversion of management’s attention and the Company incurring expenses for legal and other fees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from March 31, 2004 levels, the fair value of our portfolio would decline by approximately $0.4 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Foreign Currency Exchange Risk

Because we translate foreign currencies into United States dollars for reporting purposes, exchange rates can have an impact on our financial condition, although this impact is generally immaterial. We believe that our exposure to currency exchange risk is low because our German and British subsidiaries satisfy their financial obligations almost exclusively in their local currencies. As of March 31, 2004, we did not engage in foreign currency hedging activities.

Investment Risk

We are exposed to investment risks related to changes in the fair value of our investments. We have investments in several private companies. These investments are included in “Other investments” in the accompanying consolidated financial statements.

We have invested $2.0 million in several private companies through the purchase of preferred stock. We also received $1.6 million in preferred stock of a private company in exchange for a license to certain technology and the assignment of certain patents. These investments are being carried at cost less amounts charged for impairment in the case of the purchased securities and at fair value less amounts charged for impairment on the date of receipt for the preferred stock received for the technology license and patent assignment, which was $2.3 million as of March 31, 2004. We have not recorded impairment losses related to these investments in 2004. We do not believe our preferred stock investments were impaired as of March 31, 2004.

Should the companies in which we have invested experience a deterioration of operating results or financial position, impairment charges may be necessary.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Based on their evaluation as of March 31, 2004, our principal executive officer and principal financial officer have concluded that Tularik’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness, accuracy and completeness.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, we are aware of three purported class action lawsuits that have been filed in connection with the proposed merger. In each case the suit was filed against us, our Board of Directors and Amgen. Each of these actions purportedly has been brought on behalf of all Tularik stockholders except the defendants and those related to or affiliated with any of the defendants. On March 29, 2004, a lawsuit was filed by Janis Zvokel in the Court of Chancery in the State of Delaware in and for New Castle County. In addition, on April 7, 2004, Zvokel served a First Request for Production of Documents on all defendants. On March 30, 2004, a second lawsuit containing class action allegations was filed by Fred Zucker in the Court of Chancery of the State of Delaware in and for New Castle County. On April 7, 2004, Mary Kahler filed a third lawsuit containing class action allegations in the Superior Court of the State of California for the County of San Mateo. All of the complaints allege that our Board of Directors and Amgen breached fiduciary duties owed to Tularik stockholders, or aided and abetted such breaches, and that the consideration to be paid to the class members in the proposed merger is unfair and inadequate because the intrinsic value of our common stock is materially in excess of the amount offered for those securities. The complaints further allege that conflicts exist between defendants’ self-interests and their fiduciary obligation to maximize stockholder value, and that these conflicts have not been resolved in the best interests of Tularik stockholders. The lawsuits all seek injunctive relief to prevent the closing of the merger, as well as compensatory damages and attorneys’ fees and costs. The time for the defendants to respond to the complaints has not yet expired and, to date, no motions have been filed by any of the parties to the lawsuits. We believe that the lawsuits are meritless and intend to vigorously defend against the allegations in the complaints.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT NUMBER
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (3)

10.1	Amendment No. 2, effective March 28, 2004, to the Tularik Inc. 1997 Equity Incentive Plan.

10.2	Amendment No. 1, effective March 28, 2004, to the Tularik Inc. Non-Employee Directors’ Stock Option Plan.

10.3	First Amendment to Build-to-Suit Lease, effective January 22, 2003, between Registrant and Slough BTC, LLC.

10.4	Second Amendment to Build-to-Suit Lease, effective March 26, 2004, between Registrant and Slough BTC, LLC.

31.1	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. (4)

32.1	Certification required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (4)

(1)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to our registration statement on Form S-1, as amended (File No. 333-89177), and incorporated herein by reference.
(4)	These certifications accompany this quarterly report on Form 10-Q and shall not be deemed “filed” by Tularik for purposes of Section 18 of the Exchange Act. These certifications are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the three-month period ended March 31, 2004:

(i)	On January 29, 2004, we filed a current report on Form 8-K relating to the release of year end financial results.

(ii)	On March 30, 2004, we filed a current report on Form 8-K announcing the Agreement and Plan of Merger with Amgen Inc., and Arrow Acquisition, LLC, a wholly owned subsidiary of Amgen.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TULARIK INC.

May 7, 2004	by:	/s/ David V. Goeddel
David V. Goeddel Chief Executive Officer

May 7, 2004	by:	/s/ William J. Rieflin
William J. Rieflin Executive Vice President, Administration and Acting Chief Financial Officer