Form 10-Q
period 2004-06-30
TULARIK INC
filed 2004-08-04
CIK 889057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, 67,997,458 shares of the Registrant’s common stock were outstanding.

TULARIK INC.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TULARIK INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	June 30, 2004	December 31, 2003(1)
ASSETS
Current assets:
Cash and cash equivalents	$77,998	$92,730
Short-term investments	68,550	95,281
Prepaid expenses and other current assets	5,956	7,719
Accounts receivable	10,000	—

Total current assets	162,504	195,730
Property and equipment, net	21,158	25,838
Other investments	5,178	14,719
Restricted investments	2,270	2,270
Other assets	2,244	2,750
Goodwill	3,100	3,100

Total assets	$196,454	$244,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,961	$3,949
Accrued compensation and related liabilities	3,910	3,883
Accrued liabilities	9,964	8,809
Current portion of capital lease obligations	4,297	6,691
Deferred revenue	14,874	18,649

Total current liabilities	37,006	41,981
Long-term portion of capital lease obligations	10,800	9,363
Long-term portion of deferred revenue	8,501	12,350
Other non-current liabilities	5,127	6,375

Total liabilities	61,434	70,069

Minority interest in Cumbre Inc.	26,250	26,250
Stockholders’ equity:
Common stock	68	66
Additional paid-in capital	532,978	524,273
Notes receivable from stockholders	(15)	(15)
Accumulated other comprehensive income	1,578	1,918
Accumulated deficit	(425,839)	(378,154)

Total stockholders’ equity	108,770	148,088

Total liabilities and stockholders’ equity	$196,454	$244,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

TULARIK INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue:
Collaborative research and development	$9,765	$5,233	$20,649	$10,294
Technology license fee	—	—	—	1,600

	9,765	5,233	20,649	11,894

Operating expenses:
Research and development	30,718	31,657	62,275	59,986
General and administrative	2,939	3,119	6,110	6,095

	33,657	34,776	68,385	66,081

Loss from operations	(23,892)	(29,543)	(47,736)	(54,187)
Interest and other income	604	403	1,216	1,242
Interest expense	(640)	(389)	(1,165)	(795)

Net loss	$(23,928)	$(29,529)	$(47,685)	$(53,740)

Net loss per basic and diluted share	$(0.35)	$(0.53)	$(0.71)	$(0.97)

Weighted-average shares used in computing basic and diluted net loss per share	67,511,961	55,658,173	67,149,743	55,381,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TULARIK INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(47,685)	$(53,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,624	5,844
Amortization of deferred stock compensation	—	40
Amortization of loan discount	20	20
Non-cash stock compensation	1,177	565
Non-cash license fee revenue	—	(1,600)
Changes in assets and liabilities:
Accounts receivable	(10,000)	(10,000)
Other assets	2,269	(843)
Accounts payable and other liabilities	(703)	4,124
Deferred revenue	(7,624)	22,649

Net cash used in operating activities	(56,922)	(32,941)

Cash flows from investing activities:
Maturities of available-for-sale securities	227,590	259,009
Purchases of available-for-sale securities	(191,382)	(231,462)
Acquisition of property and equipment	(904)	(3,343)

Net cash provided by investing activities	35,304	24,204

Cash flows from financing activities:
Payments of long-term obligations	(3,279)	(5,480)
Proceeds from issuance of long-term obligations	2,224	2,463
Proceeds from notes receivable from stockholders	—	1
Proceeds from issuances of common stock, net	7,944	23,792

Net cash provided by financing activities	6,889	20,776

Effect of exchange rates on cash	(3)	46

Net change in cash and cash equivalents	(14,732)	12,085
Cash and cash equivalents at the beginning of the period	92,730	95,670

Cash and cash equivalents at the end of the period	$77,998	$107,755

Supplemental disclosure of non-cash financing activities:
Issuance of warrant in connection with lease amendment	$—	$255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TULARIK INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

The unaudited condensed consolidated financial statements of Tularik Inc. (“Tularik” or the “Company”) reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position at June 30, 2004, the Company’s consolidated results of operations for the three- and six-month periods ended June 30, 2004 and 2003 and the Company’s consolidated cash flows for the six-month periods ended June 30, 2004 and 2003. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Tularik, its majority-owned subsidiary, Cumbre Inc. (“Cumbre”), and Tularik’s wholly owned subsidiaries, Amplicon Corporation, Tularik Pharmaceutical Company, Tularik GmbH and Tularik Limited.

It is the Company’s policy to not allocate losses to any minority interests of Cumbre to the extent that such losses reduce the minority interests below the third-party minority stockholders’ liquidation preferences. As a result of this policy, 100% of Cumbre’s net loss has been included in the Company’s determination of net loss for the three- and six-month periods ended June 30, 2004 and 2003.

Recent Accounting Pronouncements

At its March 2004 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not expect the adoption of the disclosure requirements of EITF 03-01 to have a material impact on our financial position, cash flows or results of operations.

Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(23,928)	$(29,529)	$(47,685)	$(53,740)

Denominator:
Weighted-average shares of common stock outstanding	67,521	55,674	67,159	55,408
Less: weighted-average shares subject to repurchase	(9)	(16)	(9)	(26)

Weighted-average shares used in computing basic and diluted net loss per share	67,512	55,658	67,150	55,382

Basic and diluted net loss per share	$(0.35)	$(0.53)	$(0.71)	$(0.97)

Outstanding options to purchase in the aggregate 8,172,746 shares of common stock at June 30, 2004 and outstanding options and warrants to purchase in the aggregate 6,223,456 shares of common stock at June 30, 2003 were excluded from diluted earnings calculations for the three- and six-month periods ended June 30, 2004 and 2003, respectively, because inclusion of options and warrants would have an anti-dilutive effect on losses in these periods. At June 30, 2004 and 2003, 7,770 and 10,730 shares of common stock, respectively, were subject to repurchase.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive gain/loss. Other comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses on Tularik’s investments and the effect of foreign currency exchange rate fluctuations are included in accumulated other comprehensive loss on the accompanying balance sheets. Comprehensive loss and its components for the three- and six-month periods ended June 30, 2004 and 2003 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss	$(23,928)	$(29,529)	$(47,685)	$(53,740)
Change in unrealized gain on equity investments	(97)	(13)	(64)	(60)
Change in cumulative translation adjustment	64	525	(276)	37

Comprehensive loss	$(23,961)	$(29,017)	$(48,025)	$(53,763)

Accounts Receivable

In connection with our oncology collaboration with Amgen, Amgen has agreed to pay the Company $50.0 million in committed research funding over a five-year period. As of June 30, 2004, the $10.0 million in funding for the second year of the collaboration had not been received. This amount was recorded as accounts receivable in the accompanying June 30, 2004 Unaudited Consolidated Balance Sheet.

Restricted Investments

As of June 30, 2004, the Company held $2.3 million of bank certificates of deposit to collateralize the rent deposit on the Company’s current facilities in South San Francisco, California. Accordingly, the Company has classified these investments as restricted investments in the accompanying balance sheets.

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

For employee stock options granted subsequent to the Company’s initial public offering, the value was estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted-average assumptions were used for 2004 and 2003, respectively: a risk free interest rate of 3.29%; volatility factors of the expected market price of the Company’s common stock of 0.70 and 0.75; no dividend yield; and a weighted-average expected life of the options of 4.5 years. Pro forma information follows for the three- and six-month periods ended June 30 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(23,928)	$(29,529)	$(47,685)	$(53,740)
Add: Deferred compensation amortization included in reported net loss	—	12	—	40
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,093)	(2,126)	(7,102)	(12,173)

Pro forma net loss	$(27,021)	$(31,643)	$(54,787)	$(65,873)

Basic and diluted net loss per share:
As reported	$(0.35)	$(0.53)	$(0.71)	$(0.97)

Pro forma	$(0.40)	$(0.57)	$(0.82)	$(1.19)

Agreement to Merge with Subsidiary of Amgen Inc.

On March 28, 2004, the Company entered into an Agreement and Plan of Merger with Amgen and Arrow Acquisition, LLC, a wholly owned subsidiary of Amgen. The merger is subject to the satisfaction of certain closing conditions, including the approval of the Company’s stockholders and the expiration or termination of applicable waiting periods under United States antitrust laws. Early termination of applicable antitrust waiting periods occurred in May 2004. A meeting of the Company’s stockholders to vote on the merger, the Agreement and Plan of Merger and the transactions contemplated by the Agreement and Plan of Merger is scheduled for August 12, 2004. Under the terms of the Agreement and Plan of Merger, the Company will merge with and into Arrow Acquisition, LLC, the separate existence of the Company will cease, and Arrow Acquisition, LLC will survive as the surviving entity and a wholly owned subsidiary of Amgen. Upon consummation of the merger, each holder of the Company’s common stock (other than the Company, Amgen or any wholly owned subsidiary of the Company or Amgen) will receive a fraction of a share of Amgen common stock for each share of the Company’s common stock owned, based on an exchange ratio that will be determined by dividing $25.00 by the average of the per share closing prices of Amgen’s common stock as reported on the NASDAQ National Market for the ten trading day period ending two trading days prior to the closing date of the merger. The exchange ratio will be rounded to the third decimal point. In addition, each outstanding option to purchase the Company’s common stock will be exchanged for stock options of Amgen based on the exchange ratio used in the conversion of the Company’s common stock into Amgen’s common stock. During the first six months of 2004, the Company incurred approximately $741,000 in merger-related costs, which have been included in general and administrative expenses as incurred.

Contingencies

As of June 30, 2004, the Company is aware of three purported class action lawsuits that have been filed in connection with the Company’s proposed merger with Amgen. In each case the suit was filed against the Company, the Company’s Board of Directors and Amgen. All of the complaints allege that the Company’s Board of Directors and Amgen breached fiduciary duties owed to the Company’s stockholders, or aided and abetted such breaches, and that the consideration to be paid to the class members in the proposed merger is unfair and inadequate because the intrinsic value of the Company’s common stock is materially in excess of the amount offered for those securities. The complaints further allege that conflicts exist between defendants’ self-interests and their fiduciary obligation to maximize stockholder value, and that these conflicts have not been resolved in the best interests of the Company’s stockholders. One of the complaints also alleges that the defendants breached their fiduciary duties by failing to provide the Company’s stockholders with material information necessary for them to make a fully informed decision regarding the proposed merger. The Company believes that all of the lawsuits are meritless and intends to vigorously defend against the allegations in the complaints. For further information, see Part II, Item 1, Legal Proceedings, in this quarterly report on Form 10-Q.

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

These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will” and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including those set forth in this Item 2 and those described in our Annual Report on Form 10-K for the year ended December 31, 2003, including under “Business—Risk Factors.” Any forward-looking statements speak only as of the date of this report.

Overview

Tularik seeks to discover and develop a broad range of novel and superior orally available medicines that act through the regulation of gene expression. Tularik’s scientific platform is focused on three therapeutic areas: cancer, immunology and metabolic disease. We currently have four drug candidates in clinical trials:

•	batabulin (formerly known as T67) is in a pivotal clinical trial for the treatment of hepatocellular carcinoma (HCC);

•	T487, for the treatment of inflammatory diseases, and T131, for the treatment of type 2 diabetes, are in Phase 2 clinical trials; and

•	T71, for the treatment of obesity, is in a Phase 1 clinical trial to evaluate safety and pharmacokinetic profile.

In the second quarter of 2004, we completed Phase 2 clinical trials of our drug candidate T607 for the treatment of gastric cancer and esophageal cancer. Based on the results of these trials, no further trials are planned with T607. We have established strategic research partnerships with Amgen and Sankyo Company, Limited.

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

Revenue Recognition

Collaborative research and development agreements provide for periodic payments in support of our research and development activities. Research revenue is recognized as research services are performed, or on a pro rata basis over the term estimated to complete a research program. The estimated term of a research program and the related revenues are subject to revision as the contract progresses to completion. Payments received related to substantive at-risk milestones are recognized when our performance of the applicable milestone under the terms of the collaboration is achieved and there are no further performance obligations. Research support payments received in advance of work performed and technology access fees are recorded as deferred revenue. These upfront payments are recognized as revenue as the work is performed (research revenue) or over the stated or estimated terms of the collaborations (technology access fees). Changes in estimates on contract terms can cause an acceleration or delay in revenue recognition.

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At June 30, 2004, these investment securities were classified as available-for-sale and consequently were recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

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

Agreement to Merge with Subsidiary of Amgen Inc.

On March 28, 2004, we entered into an Agreement and Plan of Merger with Amgen and Arrow Acquisition, LLC, a wholly owned subsidiary of Amgen. The merger is subject to the satisfaction of certain closing conditions, including the approval of our stockholders and the expiration or termination of waiting periods under United States antitrust laws. Early termination of applicable antitrust waiting periods occurred in May 2004. A meeting of our stockholders to vote on the merger, the Agreement and Plan of Merger and the transactions contemplated by Agreement and Plan of Merger is scheduled for August 12, 2004. Under the terms of the Agreement and Plan of Merger, we will merge with and into Arrow Acquisition, LLC, our separate existence will cease, and Arrow Acquisition, LLC will survive as the surviving entity and a wholly owned subsidiary of Amgen. Upon consummation of the merger, each holder of our common stock (other than us, Amgen or any wholly owned subsidiary of us or Amgen) will receive a fraction of a share of Amgen common stock for each share of our common stock owned, based on an exchange ratio that will be determined by dividing $25.00 by the average of the per share closing prices of Amgen’s common stock as reported on the NASDAQ National Market for the ten trading day period ending two trading days prior to the closing date of the merger. The exchange ratio will be rounded to the third decimal point. In addition, each outstanding option to purchase our common stock will be exchanged for stock options of Amgen based on the exchange ratio used in the conversion of our common stock into Amgen’s common stock. During the first six months of 2004, we incurred approximately $741,000 in merger-related costs and we expect to incur significant additional merger-related costs in the remainder of 2004. We expect total merger-related costs during 2004 to be in the range of $20.0 million to $25.0 million, primarily due to financial advisory, legal and accounting fees, all of which will be charged to operations as incurred. The majority of the merger-related costs expected to occur in 2004 are contingent upon the consummation of the merger and, accordingly, are not expected to significantly impact our results of operations unless and until the merger is consummated. If the Agreement and Plan of Merger is terminated under certain circumstances specified in the Agreement and Plan of Merger, we may be required to pay a termination fee of $50.0 million to Amgen or reimburse Amgen for up to $10.0 million of Amgen’s expenses related to the proposed merger.

Results of Operations

For the quarter ended June 30, 2004, we incurred a net loss of $23.9 million, or $0.35 per share, compared to a net loss of $29.5 million, or $0.53 per share, for the same period in 2003. For the six-month period ended June 30, 2004, we incurred a net loss of $47.7 million, or $0.71 per share, compared to a net loss of $53.7 million, or $0.97 per share, for the same period in 2003.

Collaborative research and development revenue was $9.8 million and $20.6 million for the three- and six-month periods ended June 30, 2004, compared to $5.2 million and $10.3 million for the same periods in 2003. Revenues for the three- and six-month periods ended June 30, 2004 increased as compared to the same periods in 2003 by $3.0 million and $6.1 million, respectively, due to our collaboration with Amgen that was signed in May of 2003, by $1.6 million and $5.0 million, respectively, due to the termination, effective May 2004, of the research portion of our metabolic disease collaboration with the pharmaceutical division of Japan Tobacco Inc.; and by $0.3 million due to the expansion of our collaboration with Sankyo. The increase in revenue related to our metabolic disease collaboration with Japan Tobacco was due to a revision made to the amortization period for an upfront collaboration payment as a result of receiving notice from Japan Tobacco that they were terminating the research portion of the collaboration agreement effective May 31, 2004. The increases in revenue were partially offset by a decline in revenue from our collaboration with Medarex of $0.3 million in the three-month period and $0.6 million in the six-month period ended June 30, 2004. Unless we enter into new or expanded corporate collaborations, we expect collaborative research and development revenue to decline for the foreseeable future.

We did not have any revenue from technology licenses in 2004. Revenue from technology licenses was $1.6 million for the six months ended June 30, 2003. The revenue for the six months ended June 30, 2003 related to receipt of preferred stock of a private company in exchange for a license to certain technology and the assignment of certain patents. The value attributed to the preferred stock was our estimate of fair value as of the date of receipt. Our estimate was based on information then available to us, including the most recent purchase price for the preferred stock by unrelated third parties, market conditions and the private company’s business progress.

Research and development expenses for the three-month period ended June 30, 2004 decreased to $30.7 million from $31.7 million in the 2003 period. The decrease in expenses for the 2004 period as compared to 2003 was primarily attributable to a $0.9 million decrease in costs related to our research supplies and materials, a $0.8 million decrease in costs related to pharmaceutical formulation development and a $0.8 million decrease in contract clinical development costs due to decreased clinical activity for T607. These decreases were partially offset by a $1.5 million increase in costs related to research and development overhead.

Research and development expenses for the six-month period ended June 30, 2004 increased to $62.3 million from $60.0 million in the 2003 period. The increase for the six-month period ended June 30, 2004 is due to a $2.3 million increase in costs related to research and development overhead. We expect research and development expenses to increase in future periods as new and existing drug candidates continue to advance into later stages of development. See also Part II, Item 5, Other Information, in this quarterly report on Form 10-Q.

General and administrative expenses for the three- and six-month periods ended June 30, 2004 were $2.9 million and $6.1 million, respectively, compared to $3.1 million and $6.1 million for the same periods in 2003. The decrease in costs during the three-month period ended June 30, 2004 as compared to 2003 relates to lower accounting fees and a reallocation of facilities space that reflected reduced utilization by the general and administrative functions.

Interest income for the three- and six-month periods ended June 30, 2004 was $0.6 million and $1.2 million compared to $0.4 million and $1.2 million for the same periods in 2003. The increase during the three-month period ended June 30, 2004 as compared to 2003 was due to higher investment balances in 2004 related to the proceeds from our equity financing in November 2003 and the Amgen collaboration signed in May 2003.

Liquidity and Capital Resources

Since inception, our primary sources of funds have been the sale of equity securities, capital lease financings, non-equity payments from collaborators and interest income. Combined cash, cash equivalents and investments (both current and non-current) totaled $151.7 million at June 30, 2004 (including $8.1 million attributable to our majority-owned subsidiary, Cumbre Inc.), a decrease of $51.0 million from December 31, 2003. The decrease was due to the use of $56.9 million to fund operations, the repayment of long-term debt of $3.3 million and the acquisition of property and equipment for $0.9 million. These reductions were partially offset by $2.2 million in proceeds from the issuance of long-term obligations and $7.9 million in proceeds from the issuance of common stock and from notes paid by stockholders. As of June 30, 2004, the average maturity of available-for-sale securities was approximately 128 days.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Assuming that we are not required to pay Amgen a termination fee or reimburse them for certain merger-related expenses in connection with a termination of the Agreement and Plan of Merger, we believe that our cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through the first quarter of 2006. This estimate excludes the cash and investment securities of Cumbre Inc., our majority-owned subsidiary, as well as the funding of Cumbre’s operating plan. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements will depend on many factors, including:

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

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve for at least several years, we expect to finance future cash needs through the sale of equity securities, strategic collaborations and debt financing as well as interest income earned on cash balances. In August 2001, we filed a registration statement on Form S-3 to offer and sell common stock and debt securities in one or more offerings up to a total amount of $250.0 million. Currently, $135.7 million remains available on the Form S-3, and we have no current commitments to offer and sell any securities that may be offered or sold pursuant to such registration statement. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. We cannot assure you that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, such financing or arrangements will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may also adversely affect our ability to operate as a going concern. One of the factors considered by our Board of Directors in approving the Agreement and Plan of Merger was Amgen’s robust and diverse revenue base, financial strength and cash reserves sufficient to fund future research and development of the product candidates in our pipeline.

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

General Option Information

Summary of Option Activity

		Options Outstanding
(Shares in thousands)	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
December 31, 2002	719	7,209	$15.00
Grants	(4,689)	4,689	8.92
Exercises	—	(360)	2.97
Forfeitures (1)	2,635	(2,635)	22.45
Additional shares reserved	1,923	—

December 31, 2003	588	8,903	10.23
Grants	(100)	100	19.18
Exercises	—	(741)	7.78
Forfeitures (1)	109	(109)	10.51
Additional shares reserved	2,321	—

June 30, 2004	2,918	8,153	$10.56

(1)	We currently grant shares only under our 1997 Plans. Forfeitures from options granted under the previous plan are not added to the shares reserved for issuance under the 1997 Plans.

In-the-Money and Out-of-the-Money Option Information

	As of June 30, 2004
	Exercisable		Unexercisable		Total
	Shares	Wtd.- Avg. Exercise Price	Shares	Wtd.- Avg. Exercise Price	Shares	Wtd.- Avg. Exercise Price
	(Shares in thousands)
In-the-Money	4,103	$10.27	3,799	$9.62	7,902	$9.95
Out-of-the-Money (1)	228	30.44	23	28.18	251	30.24

Total Options Outstanding	4,331		3,822		8,153

(1)	Out-of-the-money options are those options with an exercise price equal to or greater than $24.80, the fair market value of Tularik common stock at the close of business on June 30, 2004.

Distribution and Dilutive Effect of Options

Employee and Executive Officer Option Grants

	2004	2003	2002
Net grants during the year as % of outstanding shares	0.15%	7.07%	4.32%
Grants to Named Executive Officers* during the period as % of outstanding shares	—%	1.55%	1.02%
Grants to Named Executive Officers* during the period as % of total options granted	—%	21.86%	23.61%

*	“Named Executive Officers” refers to our chief executive officer and our four other most highly compensated executive officers as defined under federal securities laws.

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

Failure to consummate the proposed merger with a subsidiary of Amgen could negatively impact our stock price and future business and operations. If the merger with a subsidiary of Amgen is not consummated for any reason, we may be subject to a number of material risks, including the following:

•	we may be required under certain specific circumstances to pay a termination fee of $50.0 million to Amgen or reimburse Amgen for up to $10.0 million of Amgen’s merger-related expenses;

•	the price of our common stock may decline, as the current market price of our common stock may reflect an assumption that the proposed merger will be consummated and that our stockholders will become stockholders of Amgen upon closing of the merger;

•	we must pay certain expenses related to the proposed merger, including substantial financial advisory, legal, accounting and other merger-related fees even if the merger is not consummated, which could affect our results of operations and cash liquidity, and potentially our stock price;

•	significant management and other resources have been diverted to efforts to consummate the proposed merger and, if the merger is not consummated, such efforts will result in little or no benefit to us;

•	current and prospective employees may experience uncertainty about their future role with us, which may adversely affect our ability to attract and retain key management, research and development, manufacturing and other personnel; and

•	if the Agreement and Plan of Merger with Amgen is terminated and Board of Directors decides to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent price to that which would have been obtained in the proposed merger with a subsidiary of Amgen.

As of the date of this filing, we are aware of three purported class action lawsuits that have been filed against us, our Board of Directors and Amgen in connection with the proposed merger. Among other things, these lawsuits seek to prevent the closing of the merger. Due to the uncertainties inherent in these types of matters, no assurance can be given as to the outcome of these lawsuits. One or more of these suits could prevent the closing of the merger, or otherwise have a material adverse effect on our business, financial condition, results of operations or cash flows. If stockholders view the lawsuits as a material risk, it could depress our stock price. Defending these lawsuits will result in the diversion of management’s attention and significant expenses for legal and other fees.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

We have generated operating losses since we began operations in November 1991. Net losses were $47.7 million in the first half of 2004, $53.7 million in the first half of 2003 and $44.9 million in the first half of 2002. Net losses were $105.1 million in 2003, $93.8 million in 2002 and $48.6 million in 2001. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. To date, we have no products that have generated any revenue. As of June 30, 2004, we had an accumulated deficit of approximately $425.8 million. Even if we succeed in developing a commercial product, we expect to incur losses for at least the next several years, and we expect that our losses will increase as we expand our research and development activities. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. If the time required to generate product revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. We do not anticipate that we will generate product revenues until at least 2006, and we do not anticipate that we will achieve profitability for at least several years after generating significant product revenues. If we fail to obtain the necessary capital, we will not be able to fund our operations.

Because our product candidates are in an early stage of development, there is a high risk of failure.

We have no products that have received regulatory approval for commercial sale. All of our product candidates, except batabulin (formerly known as T67), are in early stages of development, and we face the risks of failure inherent in developing drugs based on new technologies. Except for batabulin, none of our product candidates has advanced beyond Phase 2 clinical trials. In addition, none of our prospective products, including batabulin, is expected to receive regulatory approval and be commercially available until at least 2006.

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

At any time, we may decide not to continue the development of a product candidate or not to commercialize a product candidate. For example, no further trials are planned for our drug candidate T607 based on results obtained in Phase 2 clinical trials.

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

Commercialization of our product candidates depends upon successful completion of clinical trials. We must provide the United States Food and Drug Administration, or FDA, and foreign regulatory authorities with pre-clinical and clinical data that demonstrates the safety and efficacy of our products before they can be approved for commercial sale.

Any clinical trial may fail to produce results satisfactory to the FDA. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. For example, during 2002, we terminated Phase 2 clinical trials of our anti-cytomegalovirus drug candidate, T611, and our anti-cancer drug candidate, T64. Additionally, we have decided not to pursue additional trials of our anti-cancer drug candidate, T607, at this time, even though we saw partial responses in some cancer patients in earlier clinical trials.

In addition, the FDA could determine that the design of a clinical trial is inadequate to produce reliable results and require us to revamp the design of the clinical trial or terminate the clinical trial altogether. If we need to revamp a clinical trial or perform more or larger clinical trials than planned, our financial results will be harmed.

In March 2003, we initiated a Phase 2/3 clinical trial for batabulin (formerly known as T67) that will enroll approximately 750 first-line hepatocellular carcinoma, or HCC, patients. This trial is likely to take several years to complete and contemplates early termination if safety or efficacy data on the first 100 patients is unsatisfactory. The FDA has informed us that if trial results satisfy certain criteria, this one trial could support an application to market batabulin for HCC, but additional trials may be necessary. Additionally, the FDA has informed us that it will require additional pre-clinical testing of batabulin prior to regulatory approval, and we are in the process of performing this additional testing. Any setbacks in our batabulin program could cause a substantial decline in our stock price.

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

While we have not yet experienced delays that have materially impacted our clinical trials or product development costs, delays of this sort could occur for the reasons identified above or for other reasons. For example, in the second quarter of 2004, we received a letter from the FDA placing our investigational new drug application, or IND, for T131 on partial clinical hold. This action is based on new guidance from the FDA that will delay the initiation of all PPAR compound trials of greater than six months in duration until two-year rodent toxicity is completed and submitted to the FDA for consideration. While there is no immediate impact on our current clinical studies, our overall T131 development program may be delayed as we work to satisfy this requirement. This partial clinical hold and/or a clinical hold on any of our other drug candidates could delay our clinical trials and our financial results could be harmed.

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

One of our current clinical candidates, batabulin (formerly known as T67) is a cytotoxic agent directed to the treatment of cancer. Anti-cancer drugs of this type generally have a narrow therapeutic window between efficacy and toxicity. Because cancer patients are often critically ill and anti-cancer drugs can be extremely toxic to humans, drug-related deaths and very serious side effects may occur in clinical trials. If unacceptable toxicity is observed in clinical trials, the trials may be terminated at an early stage so that we can conduct further preclinical research or the development of the product candidate may be completely discontinued, despite favorable pre-clinical or early clinical results.

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

Before commencing clinical trials in humans in the United States, we must submit an IND application to the FDA. Clinical trials are subject to oversight by institutional review boards and the FDA and:

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

We had approximately 403 employees as of June 30, 2004, including employees of our majority-owned subsidiary, Cumbre Inc. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians and scientists. Competition for skilled personnel is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled chemists and clinical development personnel. Currently, we do not have employment contracts with any of our management, scientific or development personnel. We also do not carry any “key person” insurance. We are highly dependent on certain of our management, scientific and development personnel. In particular, the loss of the services of David V. Goeddel, Ph.D., our chief executive officer, could impede significantly the achievement of our research and development objectives, our relationships with existing and potential collaborators and the development of our product candidates. In connection with the merger, Arrow Acquisition, LLC has executed employment agreements with Dr. Goeddel and our executive vice president for operations, Terry Rosen, Ph.D., to become effective on the consummation of the merger. In addition to our employees, we rely on the expertise and services of certain leading clinicians and scientists to act as consultants, clinical study investigators and/or advisory board members. If we fail to obtain, and in some cases maintain, productive and collaborative relationships with certain clinicians and scientists, our product development programs and our research and development efforts may be delayed. We do not know if we will be able to attract, retain or motivate personnel or cultivate or maintain key relationships. The announcement of the proposed merger with a subsidiary of Amgen could have a negative impact on our efforts to do so.

The drug discovery methods we employ are relatively new and may not lead to the development of drugs.

The drug discovery methods we employ based upon the regulation of gene expression are relatively new. We do not know if these methods will lead to the discovery of commercially viable drugs. Batabulin (formerly known as T67) does not act by the regulation of gene expression. There is limited scientific understanding generally relating to the regulation of gene expression and the role of genes in complex diseases, and relatively few products based on gene discoveries have been developed and commercialized by drug manufacturers. Even if we are successful in identifying the pathways that cells use to control the expression of genes associated with specific diseases, these discoveries may not lead to the development of drugs. Furthermore, our drug discovery efforts are focused on a number of target genes whose functions have not yet been fully identified. As a result, the safety and efficacy of drugs that alter the expression of these genes have not yet been established. Therefore, drugs we identify that alter the expression of our target genes may prove to be unsafe or ineffectual and, as a result, our research and development activities may not result in any commercially viable products.

Currently, all of our corporate collaborations have terms of five years or less and include provisions that allow the other party to terminate on short notice in certain circumstances. If we cannot maintain our key current corporate collaborations and enter into new corporate collaborations, our product development could be delayed.

We rely, to a significant extent, on our corporate collaborators to provide funding in support of our research and to jointly conduct some research and pre-clinical testing functions. Currently we are dependent on active collaborations with Amgen, Sankyo and the pharmaceutical division of Japan Tobacco. The collaboration agreement with Amgen may be terminated by either party upon a material breach by the other party that has not been cured. The collaboration agreement with Sankyo provides that Sankyo may terminate the agreement at the end of each year if intellectual property considerations prevent the collaboration from working with the targets being pursued in the collaboration. Further, either party may terminate the agreement at any time upon a material breach by the other party. The research support for the collaboration with Japan Tobacco terminated on May 31, 2004, the end of the fourth year of the five-year research collaboration. The development portion of the collaboration may be terminated by either party upon a material breach by the other party. In each of the Sankyo and Japan Tobacco collaborations, each party may elect to terminate its co-development obligations with respect to, and profit-sharing interest in, a given collaboration product, with immediate effect upon written notice to the other party. In the Amgen collaboration, Amgen may elect to terminate development of a given collaboration product with immediate effect, upon written notice to us.

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

The continuation of any of our partnered drug discovery and development programs may be dependent on the periodic renewal of our corporate collaborations. All of our corporate collaborations have terms of five or fewer years, which is less than the period required for the discovery, clinical development and commercialization of most drugs. Certain of our corporate collaboration agreements provide that, upon expiration of a specified period after commencement of the agreement, the corporate collaborator has the right to terminate the agreement on short notice, and may permit termination without cause. Our collaboration with Merck & Co., Inc. was terminated by Merck in March 1999, our collaboration with Sumitomo Pharmaceuticals Co., Ltd. expired in January 2000, our collaboration with Taisho Pharmaceutical Co., Ltd. was terminated by Taisho in March 2000, our collaboration with Knoll AG was terminated in October 2001, our collaboration with the pharmaceutical division of Japan Tobacco on obesity expired in September 2001, our collaboration with the pharmaceutical division of Japan Tobacco on lipid disorders was terminated in April 2002, our collaboration with the Roche Bioscience division of Syntex (U.S.A.) LLC relating to inflammation expired in July 2003, the research portion of our collaboration with Eli Lilly and Company relating to the treatment of blood clots expired in December 2001 and the research portion of our collaboration with the pharmaceutical division of Japan Tobacco terminated in May 2004. Our existing corporate collaboration agreements also may terminate before the full term of the collaborations. Moreover, we may not be able to renew our current collaborations on acceptable terms, if at all. If funding from one or more of our corporate collaborations was reduced or terminated, we would be required to devote additional internal resources to product development or scale back or terminate some development programs or seek alternative corporate collaborators.

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

Our competitors include fully integrated pharmaceutical companies and biotechnology companies with large drug and target discovery efforts as well as universities and public and private research institutions. We estimate that we have at least 20 competitors in the cancer area, including Bristol-Myers Squibb. Competition for batabulin (formerly known as T67) could include approved tubulin binding drugs, such as Taxol®, Taxotere®, navelbine, vincristine and vinblastine, and Thymitaq®, a systemic chemotherapy, and ADI-PEG 20, an argininedeiminase conjugated to polyethylene glycol, that are in Phase 3 testing for HCC, and a raf kinase inhibitor in Phase 2 testing. We estimate that we have at least 20 competitors in the immune disorders area, including Novartis. There are several drugs approved for the treatment of rheumatoid arthritis and/or psoriasis, such as Enbrel®, Remicade®, Raptiva®, Amevive® and Humira®, and many therapies in development, such as P38 map kinase inhibitors, that could compete with T487. We estimate that we have at least 15 competitors in the metabolic diseases area, including GlaxoSmithKline. There are a number of drugs in development that target PPARgamma (peroxisome proliferator-activated receptor gamma), as does our drug candidate T131, and there are two compounds targeting PPARgamma already on the market (Actos® and Avandia®). Competition for T71 includes approved compounds Xenical® and Meridia® and a number of drugs in development, such as rimonabant, axokine and a neuropeptide Y 5 antagonist, all of which are in Phase 3 trials for the treatment of obesity. In addition, companies pursuing different but related fields, such as gene therapy, represent substantial competition.

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

As of June 30, 2004, we held more than 110 U.S. patents and had approximately 110 patent applications pending before the United States Patent and Trademark Office. For some of our discoveries, corresponding non-U.S. patent protection has been received or is pending. Aspects of all of our product candidates that are in clinical trials are covered by issued patents and/or pending applications in the U.S. and in foreign countries that we consider to be important commercial opportunities. Based on the subject matter claimed therein, our patents can be categorized as compound-related, including patents covering product candidates, research-related, including patents covering gene sequences and assay methodologies, or diagnostic-related, including patents covering methods of diagnosing disease states and methods of selecting appropriate treatment regimens for disease states. Of the more than 110 U.S. patents that we hold, approximately 35 patents are compound-related, having expiration dates between 2016 and 2021, more than 70 patents are research-related, having expiration dates between 2012 and 2020, and approximately four patents are diagnostic-related, having expiration dates in 2019. Subject to possible patent term extension, the entitlement for which and the term of which we cannot predict, patent protection in the U.S. covering the compounds for our batabulin (formerly known as T67) product candidate will expire in 2016. In addition, for T131, T487 and T71, our other product candidates that are in clinical trials, patent applications are pending, but no patents have yet issued. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.

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

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering genes, gene products, therapeutic products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. When third-party patent applications or patents have priority over our patent applications or patents, we may not be able to obtain patent protection or we may lose patent protection that we have already received. Our inability to obtain patent protection or to maintain patent protection that we have received may result in us having to obtain a license to continue to use certain technologies or to continue to manufacture or market the affected products and processes. We are aware of third-party patents in the biopharmaceutical area with broad claims that, if valid, could affect a wide variety of pharmaceuticals, including batabulin (formerly known as T67), T131, T487, T71 and other product candidates that we are pursuing. In addition, patent holders sometimes send communications to a number of companies in related fields suggesting possible infringement, and we, like other biotechnology companies, have received these types of communications, including with respect to some of the third-party patents mentioned above. With respect to the claims raised by such third-party communications regarding our product candidates, we either: believe that our activities do not infringe the patents at issue; believe that such third-party patents are invalid; or, because such third-party patents are the subject of current litigation proceedings with other parties, do not know if such third-party patents are valid. However, it is possible that a judge or jury will disagree with our conclusions regarding non-infringement or invalidity, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. Invalidity, in particular, is difficult to establish, in part because in the United States, issued patents enjoy a presumption of validity that can be rebutted only by clear and convincing evidence of invalidity. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. It is not known whether any license required under any of these patents would be made available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell our products. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

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

We do not have the ability to independently conduct clinical trials for drug candidates, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to perform this function. We expect that our Phase 2/3 trial for the treatment of HCC with batabulin (formerly known as T67) will involve as many as 100 clinical sites and other logistical complexities. We are relying on contract research organizations to manage this trial. If third parties in this trial or others do not perform satisfactorily or meet expected deadlines, our clinical trials may be extended or delayed. We may not be able to locate any necessary replacements or enter into favorable agreements with them, if at all. In some cases, we may not be able to obtain regulatory approvals for our drug candidates and therefore may not be able to successfully commercialize our drug candidates for targeted diseases.

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

Some of our advisors and directors have affiliations that may present conflicts of interest adverse to your best interests.

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

We have a majority-owned subsidiary, Cumbre, in which minority equity interests are held by third parties. In addition, we may establish additional subsidiaries in the future in which the subsidiary sells minority equity interests to third parties. Conflicts may arise between us and Cumbre, including with respect to:

•	the allocation of business opportunities;

•	the sharing of rights, technologies and other resources; and

•	the fiduciary duties owed by officers and directors who provide services to both us and Cumbre.

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

Additional financing will be required in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. Together with our majority-owned subsidiary, Cumbre, we used $212.1 million of cash in operating activities during the three-year period ended December 31, 2003. We expect our operating and capital spending to increase in the future as we expand operations to support the development of new and existing drug candidates. The extent of any actual increases in operating or capital spending will depend on the clinical success of our drug candidates. In addition, we may be required under certain specific circumstances to pay a termination fee of $50.0 million to Amgen or reimburse Amgen for up to $10.0 million of Amgen’s merger-related expenses. If adequate funds are not available, we will not be able to continue developing our products and we may not become profitable.

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

As of June 30, 2004, our directors, executive officers and holders of 5% or more of our outstanding common stock and their affiliates beneficially owned approximately 25.6% of our common stock. Accordingly, they collectively have the ability to influence significantly the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

As of June 30, 2004, Amgen owned 13,952,885 shares of our common stock, which represented approximately 21.0% of our outstanding common stock. These shares held by Amgen are eligible for resale in the public markets, subject to applicable securities laws, including Rule 144. Even if Amgen is deemed to be an “affiliate” of ours for purposes of the federal securities laws, Amgen may still resell any of its shares in the public markets pursuant to Rule 144 subject to the volume and manner of sale restrictions and the notice requirement of Rule 144. In general, under Rule 144, Amgen could resell in any three-month period a number of shares of up to the greater of 1% of our outstanding shares or the average weekly trading volume of our common stock in the four weeks leading up to Amgen’s filing of a notice of intent to sell. In addition, we have entered into a registration rights agreement with Amgen under which Amgen may require us to register for resale all of these shares. If Amgen sells its shares pursuant to a registration statement, its sales of our common stock would not be subject to the Rule 144 limitations described above. In addition, if Amgen is deemed not to be an “affiliate” of ours, its sales of our common stock would not be subject to the Rule 144 limitations described above. In addition, for as long as Amgen owns 10% or more of our outstanding common stock, Amgen will be subject to the short swing trading provisions of Section 16 of the Securities Exchange Act of 1934, as amended. Depending on the circumstances, these provisions may provide some economic disincentive for Amgen to sell shares in the open market or otherwise. Any decision by any large stockholder, including Amgen, to sell substantial amounts of our stock could depress our stock price.

Our stock price is volatile, and your investment in our stock could decline in value.

The market prices for securities of biotechnology companies, including our stock, have been highly volatile and may continue to be highly volatile in the future. During 2004, our common stock has traded between $16.45 and $24.84 per share. The following factors, in addition to other risk factors described in this filing, may have a significant impact on the market price of our common stock:

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

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party (other than Amgen, for whom we have contractually agreed to waive these provisions as a condition of consummating the proposed merger) to acquire us, even if doing so would benefit our stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions:

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

The financial results of Cumbre, our majority-owned subsidiary, are consolidated with our own. In the first six months of 2004 and 2003, Cumbre generated net losses of approximately $3.9 million and $3.6 million, which represented approximately 8% and 7% of our consolidated net losses, respectively. In 2003, 2002 and 2001, Cumbre generated net losses of approximately $7.6 million, $6.5 million and $1.7 million, which represented approximately 7%, 7% and 3% of our consolidated net losses, respectively. While two of our executive officers are on the board of directors of Cumbre and another member of Cumbre’s board of directors is on our Board of Directors, the operating goals of Cumbre are different from our goals. Cumbre is focused on building an infrastructure to support drug discovery, while we are using our existing drug discovery infrastructure to advance drug candidates through the development process. Cumbre’s capital expenditures and operating expenses are expected to grow at a faster rate than ours, which may have a significant impact on our future consolidated operating results. Cumbre’s expected faster growth relates to the costs required to build the infrastructure to support Cumbre’s drug discovery efforts. As of June 30, 2004, we owned approximately 52% of the outstanding shares of Cumbre’s capital stock and approximately 48% of Cumbre’s capital stock on a fully diluted, as converted basis (which assumes the exercise of warrants to purchase 76,000 shares of Cumbre’s capital stock, the exercise of options to purchase 2,160,634 shares of Cumbre’s common stock and the conversion of all of Cumbre’s preferred stock outstanding at June 30, 2004). Cumbre may issue additional options subsequent to June 30, 2004. These options may dilute our ownership interest in Cumbre.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than two years. We maintain an investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from June 30, 2004 levels, the fair value of our portfolio would decline by approximately $0.2 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

Foreign Currency Exchange Risk

Because we translate foreign currencies into United States dollars for reporting purposes, exchange rates can have an impact on our financial condition, although this impact is generally immaterial. We believe that our exposure to currency exchange risk is low because our German and British subsidiaries satisfy their financial obligations almost exclusively in their local currencies. As of June 30, 2004, we did not engage in foreign currency hedging activities.

Investment Risk

We are exposed to investment risks related to changes in the fair value of our investments. We have investments in several private companies. These investments are included in “Other investments” in the accompanying consolidated financial statements.

We have invested $2.0 million in several private companies through the purchase of preferred stock. We also received $1.6 million in preferred stock of a private company in exchange for a license to certain technology and the assignment of certain patents. These investments are being carried at cost less amounts charged for impairment in the case of the purchased securities and at fair value less amounts charged for impairment on the date of receipt for the preferred stock received for the technology license and patent assignment, which was $2.3 million as of June 30, 2004. We have not recorded impairment losses related to these investments in 2004. We do not believe our preferred stock investments were impaired as of June 30, 2004.

Should the companies in which we have invested experience a deterioration of operating results or financial position, impairment charges may be necessary.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) as of June 30, 2004, our principal executive officer and principal financial officer have concluded that, subject to the limitations described below, Tularik’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness, accuracy and completeness.

(b) Changes in internal controls over financial reporting.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on the effectiveness of controls.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, we are aware of three purported class action lawsuits that have been filed in connection with our proposed merger with Amgen. In each case the suit was filed against us, our Board of Directors and Amgen. Each of these actions purportedly has been brought on behalf of all Tularik stockholders except the defendants and those related to or affiliated with any of the defendants. On March 29, 2004, a lawsuit was filed by Janis Zvokel in the Court of Chancery in the State of Delaware in and for New Castle County. In addition, on April 7, 2004, Zvokel served a First Request for Production of Documents on all defendants. On March 30, 2004, a second lawsuit containing class action allegations was filed by Fred Zucker in the Court of Chancery of the State of Delaware in and for New Castle County. On April 7, 2004, Mary Kahler filed a third lawsuit containing class action allegations in the Superior Court of the State of California for the County of San Mateo. Kahler filed a first amended complaint in the same court on July 2, 2004. All of the complaints allege that our Board of Directors and Amgen breached fiduciary duties owed to Tularik stockholders, or aided and abetted such breaches, and that the consideration to be paid to the class members in the proposed merger is unfair and inadequate because the intrinsic value of our common stock is materially in excess of the amount offered for those securities. The complaints further allege that conflicts exist between defendants’ self-interests and their fiduciary obligation to maximize stockholder value, and that these conflicts have not been resolved in the best interests of Tularik stockholders. Kahler’s first amended complaint also alleges that the defendants breached their fiduciary duties by failing to provide Tularik’s stockholders with material information necessary for them to make a fully informed decision concerning the proposed merger. All of the lawsuits seek injunctive relief to prevent the closing of the merger, as well as compensatory damages and attorneys’ fees and costs. The time for the defendants to respond to the complaints has not yet expired. In connection with Kahler’s first amended complaint, plaintiff sought the Court’s permission to take expedited discovery in support of her claims and to schedule a preliminary injunction hearing before the Tularik stockholders’ meeting on August 12, 2004. These matters were heard by the Court on July 8, 2004. At the hearing, the Court denied Kahler’s motion to take expedited discovery and set a preliminary injunction hearing date of August 6, 2004. Kahler’s first amended complaint is attached as Exhibit 99.1 to our Form 8-K filed July 9, 2004, and our description of this suit is qualified in its entirety by reference to the full text of that amended complaint. We believe that all of the lawsuits are meritless and intend to vigorously defend against the allegations in the complaints.

Item 5. Other Information

The following is an update of the status of our clinical drug candidates:

Batabulin (formerly known as T67). Discovered at Tularik, batabulin is an anti-cancer drug candidate that binds irreversibly to the same protein targeted by the cancer drugs Taxol® and vincristine. In 2003, we initiated a pivotal trial of batabulin for the first-line treatment of HCC, a primary liver cancer. In the quarter ended June 30, 2004, an independent Data Monitoring Committee, or DMC, reviewed the unblinded results of a planned interim analysis that included the first 100 patients enrolled in our pivotal trial. The DMC determined that the criteria for continuing the trial were satisfied. The DMC also requested an additional review of the data, which will occur in the third quarter of 2004.

T607. Discovered at Tularik, T607 is an analog of T67. In the quarter ended June 30, 2004, we completed Phase 2 clinical trials of T607 for the treatment of gastric cancer and esophageal cancer. Based on the results of these trials, no further trials are planned with T607.

T131. T131 is an orally active small molecule drug candidate that binds to the same protein targeted by the insulin sensitizing drugs Actos® and Avandia®. We commenced a Phase 2 clinical trial of T131 in patients with type 2 diabetes in 2003. In the second quarter of 2004, we received a letter from the FDA placing our T131 IND on partial clinical hold. This action is based on new guidance from the FDA that will delay the initiation of all PPAR compound trials of greater than six months in duration until two-year rodent toxicity studies are completed and submitted to the FDA for consideration. While there is no immediate impact on our current clinical studies, our overall T131 development program may be delayed as we work to satisfy this requirement.

T487. Discovered by Tularik in collaboration with ChemoCentryx, Inc., T487 is an orally active small molecule drug candidate that targets CXCR3, a chemokine receptor involved in the inflammatory response. We commenced a Phase 2 clinical trial program of T487 in patients with moderate to severe psoriasis in 2003. In July 2004, we initiated a Phase 2 efficacy and safety study with T487 for the treatment of patients with rheumatoid arthritis.

T71. T71 is an orally active small molecule drug candidate that has shown activity in animal models predictive of anti-obesity efficacy. We commenced a Phase 1 clinical trial of T71 in overweight and obese volunteers in February 2004. In this trial, T71 was well-tolerated and had a pharmacokinetic profile consistent with once-daily dosing.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT NUMBER

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (3)

31.1	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. (4)

32.1	Certification required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (4)

(1)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to our registration statement on Form S-1, as amended (File No. 333-89177), and incorporated herein by reference.
(4)	These certifications accompany this quarterly report on Form 10-Q and shall not be deemed “filed” by Tularik for purposes of Section 18 of the Exchange Act. These certifications are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the three-month period ended June 30, 2004:

(i)	On April 16, 2004, we filed a current report on Form 8-K relating to two purported class action complaints filed in the Court of Chancery in the State of Delaware against Tularik Inc., each of the members of the Company’s Board of Directors and Amgen Inc.

(ii)	On April 22, 2004, we filed a current report on Form 8-K relating to the release of first quarter financial results.

(iii)	On May 3, 2004, we filed a current report on Form 8-K relating to a purported class action complaint filed in the Superior Court of the State of California for the County of San Mateo against Tularik Inc., each of the members of the Company’s Board of Directors, the Chairman of the Board of Directors of the Company and Amgen Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TULARIK INC.

August 4, 2004	by:	/s/ David V. Goeddel
David V. Goeddel Chief Executive Officer

August 4, 2004	by:	/s/ William J. Rieflin
William J. Rieflin Executive Vice President, Administration and Chief Financial Officer